Form 10-Q
period 1995-04-01
WEITEK CORP
filed 1995-05-11
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - - ---
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - - ---
                             EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___TO _____

                         COMMISSION FILE NUMBER 0-17191

                               WEITEK CORPORATION

             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      94-2709963
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

             1060 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA  94086
     (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (408)  738-8400

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/   No /  /
                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                8,409,255 shares of common stock at May 1, 1995

                               WEITEK CORPORATION





                                   FORM 10-Q



                             FOR THE QUARTER ENDED


                                 APRIL 1, 1995








                                    PART  I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                April 1, 1995       December 31, 1994
                                                                -------------       -----------------
ASSETS
Current assets:
    Cash                                                           $  2,349              $  1,532
    Short-term investments                                            4,708                 7,032
                                                                   --------              --------
    Total cash and short-term investments                             7,057                 8,564

    Accounts receivable, net of allowances
       of $816 and $756                                               4,078                 4,143
    Inventories                                                       1,827                 2,588
    Prepaid expenses and other                                          460                   412
                                                                   --------              --------

             Total current assets                                    13,422                15,707

Equipment and leasehold improvements, net                             1,776                 1,731
Other assets                                                              2                     2
                                                                   --------              --------

                                                                   $ 15,200              $ 17,440
                                                                   ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $  4,102              $  5,314
    Accrued compensation and employee benefits                        1,696                 2,006
    Other current liabilities                                         1,030                   982
                                                                   --------              --------

             Total current liabilities                                6,828                 8,302
                                                                   --------              --------

Commitments

Shareholders' equity:
    Preferred stock, 1,000,000 shares authorized, no par
      value, no shares outstanding                                       --                   --
    Common stock, 50,000,000 shares authorized, no par
      value, 8,350,732 and 8,293,839 shares outstanding              22,494                22,335
    Retained earnings (deficit)                                     (14,122)              (13,197)
                                                                   --------              --------

             Total shareholders' equity                               8,372                 9,138
                                                                   --------              --------
                                                                   $ 15,200              $ 17,440
                                                                   ========              ========



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                        Three Months Ended
                                                                April 1, 1995         April 2, 1994
                                                                -------------         -------------
Net revenue                                                        $ 5,900               $10,300
Cost of revenue                                                      3,835                 5,080
                                                                   -------               -------

Gross margin                                                         2,065                 5,220

Research and development                                             2,003                 2,479
Sales and marketing                                                    723                 1,991
General and administrative                                             364                   545
                                                                   -------               -------

Operating income (loss)                                             (1,025)                  205
Other income                                                           100                    95
                                                                   -------               -------

Income (loss) before income taxes                                     (925)                  300
Provision for income taxes                                              --                    75
                                                                   -------               --------


Net income (loss)                                                  $  (925)              $   225
                                                                   =======               =======

Earnings (loss) per share                                          $  (.11)              $   .03
                                                                   =======               =======

Weighted average common
    shares and equivalents                                           8,321                 8,754
                                                                   =======               =======





     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                April 1, 1995            April 2, 1994
                                                                -------------            -------------
Cash flows from operating activities:
   Net income (loss)                                              $  (925)                  $   225
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization                                    327                       380
     Changes in assets and liabilities:
       Accounts receivable                                             65                       939
       Inventories                                                    761                    (1,429)
       Prepaid expenses and other                                     (48)                     (413)
       Accounts payable                                            (1,212)                      (86)
       Accrued compensation and employee benefits                    (310)                      440
       Income taxes payable                                            --                        75
       Other liabilities                                               48                      (171)
                                                                  -------                   -------

     Net cash used by operating activities                         (1,294)                      (40)
                                                                  -------                   -------

Cash flows from investing activities:
   Equipment and leasehold improvements                              (372)                     (254)
   Decrease in short-term investments                               2,324                       234
                                                                  -------                   -------

     Net cash provided (used) by investing activities               1,952                       (20)
                                                                  -------                   --------


Cash flows from financing activities:
   Issuance of capital stock                                          159                       283
                                                                  -------                   -------

     Net cash provided by financing activities                        159                       283
                                                                  -------                   -------


Net increase in cash                                                  817                       223
Cash, beginning of period                                           1,532                     2,723
                                                                  -------                   -------


Cash, end of period                                               $ 2,349                   $ 2,946
                                                                  =======                   =======




     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1   -  Interim Statements:

The accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results for the entire year.


Note 2   -  Consolidated Condensed Balance Sheet Detail:

                                                                                (In thousands)
                                                                  April 1, 1995              December 31, 1994
                                                                  -------------              -----------------
Inventories:
   Raw materials                                                      $    81                     $   587
   Work-in-process                                                        994                       1,530
   Finished goods                                                         752                         471
                                                                      -------                     -------

                                                                      $ 1,827                     $ 2,588
                                                                      =======                     =======

Equipment and leasehold improvements:
   Machinery and equipment                                            $12,383                     $12,010
   Furniture and fixtures                                               1,086                       1,086
   Leasehold improvements                                                 372                         373
                                                                      -------                     -------

                                                                       13,841                      13,469
   Less accumulated depreciation and amortization                      12,065                      11,738
                                                                      -------                     -------

                                                                      $ 1,776                     $ 1,731
                                                                      =======                     =======


Note 3   -  Earnings (Loss) per Share:

Earnings (loss) per share are computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

                               WEITEK CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NET REVENUE

Net revenue in the first quarter of 1995 was $5.9 million compared to net revenue of $10.3 million in the first quarter of 1994. Unit sales of integrated circuits in the first quarter of 1995 decreased by 32% and overall average selling prices declined by 15% from the first quarter of 1994. The decrease in unit sales was primarily attributable to decreased shipments of the Company's user interface products. The decline in average selling prices was due to the continued shift in product mix toward products with lower average selling prices, particularly user interface products.

International net revenue was 28% of total net revenue in the first quarter of 1995 compared to 20% of net revenue in the first quarter of 1994. The increase in international net revenue was due primarily to increased shipments of user interface products to Japan.

Sales of the Company's products to Siemens Corporation represented 27% of net revenue and sales to Ryoyo, a Japanese distributor, represented 24% of net revenue in the first quarter of 1995. Diamond Multimedia Systems accounted for 16% of net revenue in the first quarter of 1995 and 40% of net revenue in the first quarter of 1994. No other customer represented 10% or more of the Company s net revenue during these periods.

GROSS MARGIN

The Company's gross margin was 35% in the first quarter of 1995, down from 51% in the first quarter of 1994, primarily due to a shift in product mix. The Company anticipates that its overall gross margin percentage will continue to be highly dependent on product mix, as the Company's user interface products typically carry gross margin percentages lower than the Company's SPARC POWER uP processor. Overall, as sales of user interface products have come to represent a larger share of total revenues, gross margin as a percentage of revenue has declined below historical levels of 45% to 50%. In order to prevent margins from declining below current levels, the Company needs to introduce cost-effective new products on a timely basis and continue to execute on its cost reduction programs. As the Company introduces new products and qualifies multiple sources of supply for these products, the Company increases the risk that it could experience significant fluctuation in manufacturing yields and hence, product cost and gross margin. While the Company's manufacturing engineering personnel work very closely with its suppliers to stabilize and improve manufacturing yields, the Company's gross margin could be adversely affected if these efforts were to be unsuccessful.

Substantially all of the semiconductor wafers used to manufacture the Company's products are processed to its specifications by four outside suppliers. The Company believes that its wafer requirements do not justify the high cost of owning and operating a fabrication facility, and that these manufacturing arrangements provide it with flexibility in choosing process technologies. The Company's reliance on third party manufacturers involves several risks, however, including the absence of guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and the absence of control over wafer delivery schedules, manufacturing yields and production costs.

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 52% in the first quarter of 1995, compared to 49% in the first quarter of 1994. In absolute dollars, total operating expenses decreased to $3.1 million from $5.0 million in the first quarter of 1994. The Company restructured its operations in the fourth quarter of 1994 and decreased its workforce by approximately 25%, resulting in a decrease in operating expenses in the first quarter of 1995.

Research and development expenses increased as a percentage of net revenue to 34% in the first quarter of 1995 from 24% in the first quarter of 1994. In absolute dollars, research and development expenses decreased to $2.0 million in the first quarter of 1995 from $2.5 million in the prior year period. The lower expense level in the first quarter of 1995 is due to lower staffing levels and productivity improvements resulting from the Company's continued investment in design automation tools. Approximately 60% of the Company's employees are involved in research and development activities.

Sales and marketing expenses decreased as a percentage of net revenue to 12% in the first quarter of 1995 from 19% in the first quarter of 1994. In absolute dollars, sales and marketing expenses decreased from $2.0 million in the first quarter of 1994 to $0.7 million in the first quarter of 1995, due primarily to lower staffing levels and decreased promotional expenditures.

General and administrative expenses increased as a percentage of net revenue to 6% in the first quarter of 1995 from 5% in the first quarter of 1994. In absolute dollars, general and administrative expenses decreased from $0.5 million in the first quarter of 1994 to $0.4 million in the first quarter of 1995, due primarily to lower staffing levels.

PROVISION FOR INCOME TAXES

The Company recorded no tax benefit in the first quarter of 1995 compared to a provision of 25% in the first quarter of 1994. The Company has exhausted its ability to carry back losses against prior years income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable in future periods, the Company's effective tax rate in such periods may be somewhat below the statutory rate.

NET INCOME

The Company generated a net loss of $0.9 million in the first quarter of 1995 compared to net income of $0.2 million in the first quarter of 1994. As a percentage of revenue, the net loss was 16% in the first quarter of 1995, compared to net income of 2% in the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 1995, the Company's principal source of liquidity was $7.1 million of cash and short-term investments. The Company also has a line of credit, secured by cash and short-term investments, which allows for borrowings of up to $2.4 million, after allocation of $0.1 million of the facility to letters of credit.

During August 1990, the Company's Board of Directors approved a plan to repurchase outstanding shares of the Company's common stock on the open market. The Company did not repurchase any shares during the first quarter of 1995.

The Company has suffered recurring losses from operations and has an accumulated deficit that raise doubt about its ability to continue as a going concern. During 1994, the Company took certain steps to reduce its overhead and other expenses, including a workforce reduction and consolidation of facilities. The Company is currently focusing its R&D efforts on a new product that is expected to begin shipping in production volumes in the latter part of 1995. While management believes that its cash and short-term investments balances will adequately fund the Company s anticipated cash needs through the end of 1995, any delay in the new product introduction or weakness in market demand could impact the Company's ability to reduce its operating losses and cause liquidity problems. Management is currently engaged in discussions with several financial institutions and believes that additional financing can be obtained in 1995, if necessary. However, there can be no assurance that the Company will be successful in obtaining sufficient financing.

OUTLOOK: ISSUES AND RISKS

The Company anticipates that over the next two quarters, revenue from its user interface processors will be flat to down from first quarter of 1995 levels. In addition, shipments of the SPARC POWER uP processor are expected to be down from first quarter levels. Unless the Company's overall revenues increase substantially from current levels, the Company will not be profitable and will begin to experience liquidity problems if it is unable to reduce or eliminate losses from operations. If the Company does experience significant revenue growth, it may require additional working capital to fund such growth.

Nearly all of Company's R&D effort is focused on a new mainstream graphics product that is currently anticipated to ship in production volumes in the latter part of 1995. Any delay in the introduction of this product or weakness in market demand could severely impact the Company's ability to increase revenue and reduce operating losses. In addition, an inability to gain access to sufficient cost-effective wafer fabrication capacity or a delay in on-going product cost reduction programs or any further weakness in market demand for the Company's current products could also negatively impact future operating results and liquidity.

The semiconductor industry continues to experience a shortage of high performance sub-micron wafer fabrication capacity. The Company is in the process of qualifying one or more additional sources of wafer supply for its products. There are technical as well as financial risks involved in qualifying an additional source of wafer supply. There can be no assurance that the Company will be successful in its efforts to maintain or increase wafer supply in a timely manner. The results of operations would be adversely affected if the Company were to experience additional constraints in its supply of wafers from its existing suppliers or if the Company were unable to obtain an adequate supply of cost-effective wafers from new sources in a timely manner.

The user interface market is characterized by intense competition, rapid technological change, evolving industry standards and frequent new product introductions, resulting in short product life cycles and continuous price erosion. The Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company believes that its ability to compete successfully depends on elements both within and outside its control, including successful and timely development of new products and technologies, external market conditions, product performance and price, access to sufficient and cost-effective wafer fabrication capacity (especially high-performance sub-micron processes), alliances with major independent software vendors and development partners, name recognition, access to advanced process technologies, customer support and availability of compatible applications software and software development tools. There can be no assurance that the Company will be able to compete successfully as to these factors.

The Company's future operating results may be affected by a variety of other factors, including fluctuations in manufacturing yields, availability of wafer fabrication capacity, production cost increases, the timing of new product introductions by the Company and its competitors, fluctuations in operating expenses, the cancellation or rescheduling of orders by its customers, and by general economic conditions, such as a prolonged recessionary period, or fluctuations in foreign exchange rates. Accordingly, historical trends should not be used to anticipate results or trends in future periods, and past financial performance should not be considered as a reliable indicator of future performance.

                               WEITEK CORPORATION

                                   FORM 10-Q

                             FOR THE QUARTER ENDED
                                 APRIL 1, 1995

                                    PART II


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   None

             (b)   Report on Form 8-K

                   None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           WEITEK CORPORATION



Date:        May 11, 1995                  /s/ Barry L. Cox
             ---------------------         -------------------------------------
                                           Barry L. Cox
                                           President and Chief Executive Officer




                                           /s/ Paul K. Kidman
                                           -------------------------------------
                                           Paul K. Kidman
                                           Director of Finance

Exhibit Index                                                Page Number
- - - - - - - -------------                                                -----------

NONE