Form 10-Q/A
period 1995-04-01
WEITEK CORP
filed 1995-05-11
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-Q/A


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
                             EXCHANGE ACT OF 1934

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





                                 FORM 10-Q/A



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

                                 FORM 10-Q/A

                             FOR THE QUARTER ENDED
                                 APRIL 1, 1995

                                    PART II


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit 27 Financial Data Schedule

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

Exhibit Index
- -------------
Exhibit 27  Financial Data Schedule