Form 10-Q
period 1995-07-01
WEITEK CORP
filed 1995-08-15
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995

                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                              --------  --------

                         COMMISSION FILE NUMBER 0-17191

                               WEITEK CORPORATION
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                       94-2709963
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

               8,531,866 shares of common stock at August 1, 1995

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                  JULY 1, 1995

                                     PART I

                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         July 1, 1995    December 31, 1994
                                                         ------------    -----------------
ASSETS
Current assets:
     Cash                                                  $  3,425           $  1,532
     Short-term investments                                   4,699              7,032
                                                           --------           --------
     Total cash and short-term investments                    8,124              8,564
     Accounts receivable, net of allowances
        of $764 and $756                                      2,391              4,143
     Inventories                                              1,035              2,588
     Prepaid expenses and other                                 492                412
                                                           --------           --------

              Total current assets                           12,042             15,707

Equipment and leasehold improvements, net                     1,495              1,731
Other assets                                                      2                  2
                                                           --------           --------

                                                           $ 13,539           $ 17,440
                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $  3,527           $  5,314
     Accrued compensation and employee benefits               1,373              2,006
     Other current liabilities                                  862                982
                                                           --------           --------

              Total current liabilities                       5,762              8,302
                                                           --------           --------

Commitments

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par
       value, no shares outstanding                              --                 --
     Common stock, 50,000,000 shares authorized, no par
       value, 8,530,640 and 8,293,839 shares outstanding     22,814             22,335
     Retained earnings (deficit)                            (15,037)           (13,197)
                                                           --------           --------

              Total shareholders' equity                      7,777              9,138
                                                           --------           --------

                                                           $ 13,539           $ 17,440
                                                           ========           ========

     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                      Three Months Ended           Six  Months Ended
                                 July 1, 1995   July 2, 1994   July 1, 1995  July 2, 1994
                                 ------------   ------------   ------------  ------------
Net revenue                       $ 5,100         $ 5,300        $11,000        $15,600
Cost of revenue                     3,095           5,995          6,930         11,075
                                  -------         -------        -------        -------

Gross margin                        2,005            (695)         4,070          4,525

Research and development            1,988           2,496          3,991          4,975
Sales and marketing                   701           1,893          1,424          3,884
General and administrative            356             551            720          1,096
                                  -------         -------        -------        -------

Operating loss                     (1,040)         (5,635)        (2,065)        (5,430)
Other income                          125              85            225            180
                                  -------         -------        -------        -------
Loss before income taxes             (915)         (5,550)        (1,840)        (5,250)
Benefit of income taxes              ----             (75)          ----           ----
                                  -------         -------        -------        -------

Net loss                          $  (915)        $(5,475)       $(1,840)       $(5,250)
                                  =======         =======        =======        =======

Loss per share                    $  (.11)        $  (.67)       $  (.22)       $  (.65)
                                  =======         =======        =======        =======

Weighted average common
     shares and equivalents         8,403            8,115          8,362         8,092
                                   ======         ========       ========      ========

     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                  July 1, 1995      July 2, 1994
                                                                  ------------      ------------
Cash flows from operating activities:
    Net loss                                                        $(1,840)          $(5,250)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
      Depreciation and amortization                                     659               743
      Changes in assets and liabilities:
        Accounts receivable                                           1,752             3,200
        Inventories                                                   1,553             1,273
        Prepaid expenses and other                                      (80)             (162)
        Accounts payable                                             (1,787)             (636)
        Accrued compensation and employee benefits                     (633)              389
        Other current liabilities                                      (120)              210
                                                                    -------           -------
      Net cash used by operating activities                            (496)             (233)
                                                                    -------           -------
Cash flows from investing activities:
    Equipment and leasehold improvements                               (424)             (405)
    (Increase) decrease in short-term investments                     2,334              (125)
                                                                    -------           -------
      Net cash provided (used) by investing activities                1,910              (530)
                                                                    -------           -------
Cash flows from financing activities:
    Issuance of capital stock                                           479               620
                                                                    -------           -------
      Net cash provided by financing activities                         479               620
                                                                    -------           -------
Net increase (decrease) in cash                                       1,893              (143)
Cash, beginning of period                                             1,532             2,723
                                                                    -------           -------
Cash, end of period                                                 $ 3,425           $ 2,580
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

Note 2   -   Consolidated Condensed Balance Sheet Detail:

                                                                (In thousands)
                                                          July 1, 1995     December 31, 1994
                                                          ------------     -----------------
Inventories:
    Raw materials                                            $    51          $   587
    Work-in-process                                              501            1,530
    Finished goods                                               483              471
                                                             -------          -------
                                                             $ 1,035          $ 2,588
                                                             =======          =======
Equipment and leasehold improvements:
    Machinery and equipment                                  $12,388          $12,010
    Furniture and fixtures                                     1,086            1,086
    Leasehold improvements                                       372              373
                                                             -------          -------
                                                              13,846           13,469
    Less accumulated depreciation and amortization            12,351           11,738
                                                             -------          -------
                                                             $ 1,495          $ 1,731
                                                             =======          =======



Note 3   -   Earnings (Loss) per Share:

Earnings (loss) per share are computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

                               WEITEK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUE

Net revenue in the second quarter and first six months of 1995 decreased 4% and 30% from the same periods in 1994. Unit sales of integrated circuits in the second quarter of 1995 increased by 43% from the second quarter of 1994, due to increased shipments of user interface products. Unit sales in the first half of 1995 decreased by 9% from the comparable period a year ago, due to decreased shipments of SPARC POWER uP and other processors. Overall average selling prices decreased by 33% and 22% from the second quarter and first six months of 1994. The decline in average selling prices was due to the continued shift in product mix toward products with lower average selling prices, primarily user interface products. The Company does anticipate that sales of existing user interface products will decline substantially in the second half of 1995 compared to second quarter levels.

International net revenue was 27% of net revenue in the second quarter and first six months of 1995 compared to 29% and 23% of net revenue in the comparable periods of 1994. The increase in international net revenue in the first half of 1995 was due to increased shipments to Europe and Japan.

Sales of the Company's products to Siemens represented 33% and 30% of net revenue in the second quarter and first half of 1995. Sales to Siemens were less than 10% of net revenue for the comparable periods in 1994. Sales of the Company's products to Ryoyo, a Japanese distributor, represented 17% and 21% of net revenue in the second quarter and first six months of 1995. Sales to Ryoyo were 13% of revenue in the second quarter of 1994 and less than 10% of net revenue for the first six months of 1994. Diamond Multimedia Systems accounted for 14% and 15% of net revenue in the second quarter and first half of 1995 compared to 5% and 28% of net revenue in the same periods in 1994. No other customer represented 10% or more of the Company's revenue during these periods.

GROSS MARGIN

The Company's gross margin was 39% and 37% in the second quarter and first six months of 1995 compared to a negative 13% and a positive 29% in the same periods in 1994. During the second quarter of 1994, the Company recorded a $2.8 million increase in inventory reserves as a result of a decline in demand for certain user interface products. Gross margin in the second quarter of 1995 included an end-of-life sale of mature, higher margin workstation products as well as improved manufacturing yields.

The Company anticipates that its overall gross margin percentage will continue to be highly dependent on product mix, as the Company's user interface products typically carry gross margin percentages lower than the Company's SPARC POWER uP processor and mature workstation products. Overall, as sales of user interface products have come to represent a larger share of total revenues, gross margin as a percentage of revenue has declined below historical levels of 45% to 50%. The Company expects ongoing gross margins to be in the mid-30% range. In order to prevent margins from declining below expected levels, the Company needs to introduce cost-effective new products on a timely basis and continue to execute on its cost reduction programs. As the Company introduces new products and qualifies multiple sources of supply for these products, the Company increases the risk that it could experience significant fluctuation in manufacturing yields and hence, product cost and gross margin. While the Company's manufacturing engineering personnel work very closely with its suppliers to stabilize and improve manufacturing yields, the Company's gross margin could be adversely affected if these efforts were to be unsuccessful.

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

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 60% in the second quarter and 56% in the first six months of 1995, compared to 93% and 64% in the same periods a year ago. In absolute dollars, total operating expenses were $3.0 million in the second quarter and $6.1 million in the first six months of 1995 down from $4.9 million in the second quarter and $10.0 million in the first half of 1994. Overall operating expenses in the first half of 1995 declined from 1994 levels due to the effect of a restructuring of operations in the fourth quarter of 1994, which reduced the Company's workforce by approximately 25%.

Research and development expenses as a percentage of net revenue were 39% and 36% in the second quarter and first six months of 1995 compared to 47% and 32% in the comparable periods a year ago. In absolute dollars, research and development expenses for the second quarter of 1995 were $2.0 million compared to $2.5 million in the second quarter of 1994. Expenses in the first six months of 1995 decreased to $4.0 million from $5.0 million in the first half of 1994. The decrease in expenses during 1995 is primarily due to lower staffing levels and improvements resulting from the Company's continued investment in design automation tools. Approximately 60% of the Company's employees are involved in research and development activities.

Sales and marketing expenses decreased as a percentage of net revenue to 14% and 13% in the second quarter and first six months of 1995 from 36% and 25% in the comparable periods a year ago. In absolute dollars, sales and marketing expenses were $0.7 million in the second quarter of 1995, down from $1.9 million in the second quarter of 1994. Expenses in the first half of the year decreased from $3.9 million in 1994 to $1.4 million in 1995, primarily due to decreased advertising expenditures and lower staffing levels.

General and administrative expenses as a percentage of net revenue were 7% in the second quarter and first six months of 1995 compared to 10% and 7% in the same periods in 1994. In absolute dollars, general and administrative expenses decreased to $0.4 million and $0.7 million in the second quarter and first half of 1995 from $0.6 million and $1.1 million in the comparable periods of 1994. The decline in expenses during 1995 is due primarily to lower staffing levels.

PROVISION FOR INCOME TAXES

The Company recorded no tax benefit in the second quarter of 1995 compared to a $75,000 tax benefit in the second quarter of 1994. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable in future periods, the Company's effective tax rate in such periods may be somewhat below the statutory rate.

NET INCOME

The Company generated a net loss of $0.9 million and $1.8 million in the second quarter and first six months of 1995, down from a net loss of $5.5 million and $5.3 million in the second quarter and first half of 1994. As a percentage of net revenue, the net loss decreased from 34% in the first six months of 1994 to 17% in the first half of 1995. $2.8 million of the loss in the second quarter and first half of 1994 was due to an increase in inventory reserves.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 1995, the Company's principal source of liquidity was $8.1 million of cash and short-term investments. The Company has suffered recurring losses from operations and has an accumulated deficit that raise doubt about its ability to continue as a going concern. During 1994, the Company took certain steps to reduce its overhead and other expenses, including a workforce reduction and consolidation of facilities. The Company is currently focusing its R&D efforts on a new product which was announced in the second quarter of 1995 and is expected to begin shipping in production volumes in the latter part of the year. Any delay in the new product introduction or weakness in market demand could impact the Company's ability to reduce its operating losses and cause liquidity problems. Management is actively engaged in discussions with several financial institutions and believes that a financing agreement can be negotiated during the second half of 1995. However, there can be no assurance that the Company will be successful in obtaining such financing, if necessary.

During August 1990, the Company's Board of Directors approved a plan to repurchase outstanding shares of the Company's common stock on the open market. The Company did not repurchase any shares during the second quarter of 1995.

OUTLOOK:  ISSUES AND RISKS

During the second quarter of 1995, the Company introduced its W464 and W564 Unified System/Display Controller (US/DC) products. The Company's US/DC technology integrates PCI system logic with a high performance 64-bit graphics accelerator, combining the display memory and main memory into a single subsystem, which greatly reduces the system's cost. The Company currently expects the first significant revenue from its W464 product in the fourth quarter of 1995. However, any delay in the introduction of this product, weakness in market demand or an inability to access to sufficient cost-effective wafer fabrication capacity could impact the Company's ability to increase revenue and reduce operating losses.

Subsequent to the end of the second quarter, the Company entered into a technology exchange agreement with Samsung Electronics Company Ltd. to co-develop a family of advanced multimedia integrated circuits. The two companies will share marketing and sales rights to these products. As part of the agreement, Samsung will provide wafer capacity allocations for all jointly developed products as well as Weitek proprietary products. The Company will have the lead role in the development of the initial product, and Samsung will provide funding of approximately $3.0 million for this effort. The Company currently anticipates that incremental costs to complete the contract milestones will be somewhat less than $3.0 million, and that development contract revenue will generally be recognized in proportion to the costs incurred over the one year development cycle, beginning in the third quarter.

The Company anticipates that for the third quarter of 1995, revenue from existing user interface products will decline significantly from second quarter levels. Several user interface customers had previously informed the Company that they intended to slow or discontinue purchases of the Company's current high-end user interface products as they begin to employ alternative solutions. Based on new customer input, it is possible that revenue from these products will fall even faster than previously anticipated. As a result, overall revenue for the third quarter may fall substantially below the second quarter level. Fourth quarter of 1995 revenue will depend on the Company's success in producing and marketing its recently announced W464 product. Unless the Company's overall revenues increase substantially from current levels, the Company will not be profitable and will begin to experience liquidity problems if it is unable to reduce or eliminate losses from operations. If the Company does experience significant revenue growth, it may require additional working capital to fund such growth. There can be no assurance that the Company will be successful in obtaining such financing, if necessary.

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

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                  JULY 1, 1995

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

                                       WEITEK CORPORATION

Date:         August 15, 1995          /s/ Barry L. Cox
              ---------------          ------------------------------
                                       Barry L. Cox
                                       President and Chief Executive Officer

Date:         August 15, 1995          /s/ Paul K. Kidman
              ---------------          ------------------------------
                                       Paul K. Kidman
                                       Director of Finance