Form 10-Q
period 1995-09-30
WEITEK CORP
filed 1995-11-14
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO
                                                    ---    ---
                         COMMISSION FILE NUMBER 0-17191

                               WEITEK CORPORATION
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     94-2709963
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

              8,564,110 shares of common stock at November 1, 1995

                               WEITEK CORPORATION



                                    FORM 10-Q


                              FOR THE QUARTER ENDED

                               September 30, 1995





                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 September 30, 1995    December 31, 1994
                                                 ------------------    -----------------
ASSETS
Current assets:
    Cash                                                   $  3,915             $  1,532
    Short-term investments                                    4,207                7,032
                                                           --------             --------
    Total cash and short-term investments                     8,122                8,564

    Accounts receivable, net of allowances
       of $675 and $756                                       1,289                4,143
    Inventories                                               1,507                2,588
    Prepaid expenses and other                                  461                  412
                                                           --------             --------

             Total current assets                            11,379               15,707

Equipment and leasehold improvements, net                     1,472                1,731
Other assets                                                      2                    2
                                                           --------             --------

                                                           $ 12,853             $ 17,440
                                                           ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  3,580             $  5,314
    Accrued compensation and employee benefits                1,498                2,006
    Other current liabilities                                 1,021                  982
                                                           --------             --------

             Total current liabilities                        6,099                8,302
                                                           --------             --------

Commitments

Shareholders' equity:
    Preferred stock, 1,000,000 shares authorized, no par
      value, no shares outstanding                               --                   --
    Common stock, 50,000,000 shares authorized, no par
      value, 8,564,027 and 8,293,839 shares outstanding      22,921               22,335
    Retained earnings (deficit)                             (16,167)             (13,197)
                                                           --------             --------

             Total shareholders' equity                       6,754                9,138
                                                           --------             --------

                                                           $ 12,853             $ 17,440
                                                           ========             ========

     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            Three Months Ended                     Nine  Months Ended
                                  Sept. 30, 1995        Oct. 1, 1994      Sept. 30, 1995        Oct. 1, 1994
                                  --------------        ------------      --------------        ------------
Net revenue                             $  3,300            $  6,500            $ 14,300            $ 22,100
Cost of revenue                            1,775               3,860               8,705              14,935
                                        --------            --------            --------            --------

Gross margin                               1,525               2,640               5,595               7,165

Research and development                   1,750               2,304               5,741               7,279
Sales and marketing                          648               1,624               2,072               5,508
General and administrative                   357                 457               1,077               1,553
                                        --------            --------            --------            --------

Operating loss                            (1,230)             (1,745)             (3,295)             (7,175)
Other income                                 100                 100                 325                 280
                                        --------            --------            --------            --------

Loss before income taxes                  (1,130)             (1,645)             (2,970)             (6,895)
Benefit of income taxes                       --                  --                  --                  --
                                        --------            --------            --------            --------

Net loss                                $ (1,130)           $ (1,645)           $ (2,970)           $ (6,895)
                                        ========            ========            ========            ========

Loss per share                          $   (.13)           $   (.20)           $   (.35)           $   (.85)
                                        ========            ========            ========            ========

Weighted average common
    shares and equivalents                 8,546               8,207               8,423               8,130
                                        ========            ========            ========            ========

     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                         Sept. 30, 1995           Oct. 1, 1994
                                                         --------------           ------------
Cash flows from operating activities:
   Net loss                                                     $(2,970)               $(6,895)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                  929                  1,087
     Changes in assets and liabilities:
       Accounts receivable                                        2,854                  2,467
       Inventories                                                1,081                  2,241
       Prepaid expenses and other                                   (49)                  (291)
       Accounts payable                                          (1,734)                  (172)
       Accrued compensation and employee benefits                  (508)                   674
       Other current liabilities                                     39                     29
                                                                -------                -------

     Net cash used by operating activities                         (358)                  (860)
                                                                -------                -------

Cash flows from investing activities:
   Equipment and leasehold improvements                            (670)                  (616)
   Decrease in short-term investments                             2,825                  3,597
                                                                -------                -------

     Net cash provided by investing activities                    2,155                  2,981
                                                                -------                -------

Cash flows from financing activities:
   Issuance of capital stock                                        586                    673
                                                                -------                -------

     Net cash provided by financing activities                      586                    673
                                                                -------                -------

Net increase in cash                                              2,383                  2,794
Cash, beginning of period                                         1,532                  2,723
                                                                -------                -------


Cash, end of period                                             $ 3,915                $ 5,517
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

Note 2   -  Consolidated Condensed Balance Sheet Detail:

                                                                           (In thousands)
                                                        September 30, 1995       December 31, 1994
                                                        ------------------       -----------------
Inventories:
   Raw materials                                                   $    22                 $   587
   Work-in-process                                                     591                   1,530
   Finished goods                                                      894                     471
                                                                   -------                 -------

                                                                   $ 1,507                 $ 2,588
                                                                   =======                 =======

Equipment and leasehold improvements:
   Machinery and equipment                                         $12,628                 $12,010
   Furniture and fixtures                                            1,086                   1,086
   Leasehold improvements                                              373                     373
                                                                   -------                 -------

                                                                    14,087                  13,469
   Less accumulated depreciation and amortization                   12,615                  11,738
                                                                   -------                 -------

                                                                   $ 1,472                 $ 1,731
                                                                   =======                 =======

Note 3   -  Earnings (Loss) per Share:

Earnings (loss) per share are computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

                               WEITEK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUE

Net revenue in the third quarter and first nine months of 1995 decreased 49% and 35% from the same periods in 1994. Unit sales of integrated circuits in the third quarter and first nine months of 1995 decreased by 56% and 24% from the same periods in 1994 due to lower shipments of user interface processors and the SPARC POWER _P processor. Overall average selling prices decreased by 13% and 15% from the third quarter and first nine months of 1994. The decline in average selling prices was due to the continued shift in product mix toward products with lower average selling prices, primarily user interface products. Net revenue for the third quarter of 1995 also included approximately $715,000 related to the Company's joint product development agreement with Samsung Semiconductor, Ltd.

International net revenue was 53% of net revenue in the third quarter and 33% in the first nine months of 1995 compared to 29% and 25% of net revenue in the comparable periods of 1994. International net revenue increased due to revenue recognized in the third quarter of 1995 under the Company's joint product development agreement with Samsung Semiconductor, Ltd. of Korea.

Sales of the Company's products to Ryoyo, a Japanese distributor, represented 22% and 21% of net revenue in the third quarter and first nine months of 1995. Sales to Ryoyo were 16% of net revenue in the third quarter of 1994 and 11% of net revenue for the first nine months of 1994. Diamond Multimedia Systems accounted for 13% and 15% of net revenue in the third quarter and first nine of 1995 compared to 10% and 23% of net revenue in the same periods in 1994. Sales of the Company's products to Siemens represented 23% of net revenue in the first nine months of 1995. Revenue earned under the Company's development contract with Samsung represented 22% of net revenue in the third quarter of 1995. Sales to Siemens and Samsung were less than 10% of net revenue for the comparable period in 1994. No other customer represented 10% or more of the Company's revenue during these periods.

GROSS MARGIN

The Company's gross margin was 46% and 39% in the third quarter and first nine months of 1995 compared to 41% and 32% in the same periods in 1994. During the second quarter of 1994, the Company recorded a $2.8 million increase in inventory reserves as a result of a decline in demand for certain user interface products. Gross margin in the third quarter of 1995 includes the impact of a $500,000 one-time billing under the Company's agreement with Samsung at margins significantly greater than the overall company average. Remaining billings under the Samsung agreement, for the development of an advanced multimedia product, are anticipated to carry a gross margin well below the initial payment. As a result of this factor, as well as production start-up costs for the Company's W464 Unified System/Display Controller, the fourth quarter gross margin percentage is anticipated to be lower than the third quarter level.

The Company anticipates that its overall gross margin percentage will continue to be highly dependent on product mix, as the Company's user interface products typically carry gross margin percentages lower than the Company's SPARC POWER _P processor and mature workstation products. Overall, as sales of user interface products have come to represent a larger share of total revenues, gross margin as a percentage of revenue has declined below historical levels of 45% to 50%. The Company expects ongoing gross margins to be in the mid-30% range. In order to prevent margins from declining below expected levels, the Company needs to introduce cost-effective new products on a timely basis and continue to execute on its cost reduction programs. As the Company introduces new products and qualifies multiple sources of supply for these products, the Company increases the risk that it could experience significant fluctuation in manufacturing yields and hence, product cost and gross margin. While the Company's manufacturing engineering personnel work very closely with its suppliers to stabilize and improve manufacturing yields, the Company's gross margin could be adversely affected if these efforts were to be unsuccessful.

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

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 83% in the third quarter and 62% in the first nine months of 1995, compared to 67% and 65% in the same periods a year ago. In absolute dollars, total operating expenses were $2.8 million in the third quarter and $8.9 million in the first nine months of 1995 down from $4.4 million in the third quarter and $14.3 million in the first nine months of 1994. Overall operating expenses in 1995 declined from 1994 levels due to the effect of a restructuring of operations in the fourth quarter of 1994, which reduced the Company's workforce by approximately 25%.

Research and development expenses as a percentage of net revenue were 53% and 40% in the third quarter and first nine months of 1995 compared to 35% and 33% in the comparable periods a year ago. In absolute dollars, research and development expenses for the third quarter of 1995 were $1.8 million compared to $2.3 million in the third quarter of 1994. Expenses in the first nine months of 1995 decreased to $5.7 million from $7.3 million in the first nine months of 1994. The decrease in expenses during 1995 is primarily due to lower staffing levels and improvements resulting from the Company's continued investment in design automation tools. Approximately 60% of the Company's employees are involved in research and development activities.

Sales and marketing expenses decreased as a percentage of net revenue to 20% and 14% in the third quarter and first nine months of 1995 from 25% in the comparable periods a year ago. In absolute dollars, sales and marketing expenses were $0.6 million in the third quarter of 1995, down from $1.6 million in the third quarter of 1994. Expenses in the first nine months of the year decreased from $5.5 million in 1994 to $2.1 million in 1995, primarily due to decreased advertising expenditures and lower staffing levels.

General and administrative expenses as a percentage of net revenue were 11% and 8% in the third quarter and first nine months of 1995 compared to 7% in the same periods in 1994. In absolute dollars, general and administrative expenses decreased to $0.4 million and $1.1 million in the third quarter and first nine months of 1995 from $0.5 million and $1.6 million in the comparable periods of 1994. The decline in expenses during 1995 is due primarily to lower staffing levels.

PROVISION FOR INCOME TAXES

The Company recorded no tax benefits for the third quarter and first nine months of 1995 and 1994. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable in future periods, the Company's effective tax rate in such periods may be somewhat below the statutory rate.

NET INCOME

The Company generated a net loss of $1.1 million and $3.0 million in the third quarter and first nine months of 1995, down from a net loss of $1.6 million and $6.9 million in the third quarter and first nine months of 1994. As a percentage of net revenue, the net loss decreased from 31% in the first nine months of 1994 to 21% in the first nine months of 1995. $2.8 million of the loss in the first nine months of 1994 was due to an increase in inventory reserves for user interface products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company's principal source of liquidity was $8.1 million of cash and short-term investments. Of this amount, $1.7 million secures letters of credit issued to suppliers. The Company has suffered recurring losses from operations and has an accumulated deficit that raise doubt about its ability to continue as a going concern. During 1994, the Company took certain steps to reduce its overhead and other expenses, including a workforce reduction and consolidation of facilities. The Company is currently focusing its R&D efforts on a new family of products which was announced in the second quarter of 1995 and the first of which is expected to begin shipping in the fourth quarter of 1995. Any delay in new product introductions or weakness in market demand could impact the Company's ability to reduce its operating losses and cause liquidity problems. Management has recently reached an agreement in principle to obtain a $3.0 million bank line of credit, secured by accounts receivable. However, there can be no assurance that the Company will actually obtain such financing, if necessary.

During August 1990, the Company's Board of Directors approved a plan to repurchase outstanding shares of the Company's common stock on the open market. The Company did not repurchase any shares during the third quarter of 1995.


OUTLOOK:  ISSUES AND RISKS

During the second quarter of 1995, the Company introduced its W464 and W564 Unified System/Display Controller (US/DC) products. The Company's US/DC technology integrates PCI system logic with a high performance 64-bit graphics accelerator, combining the display memory and main memory into a single subsystem, which greatly reduces the system's cost. The Company currently expects the first revenue from its W464 product in the fourth quarter of 1995. The development effort for the W564 unified memory chipset for Pentium systems continues, with initial silicon expected early next year. However, any delay in the introduction of these products, weakness in market demand or an inability to access to sufficient cost-effective wafer fabrication capacity could impact the Company's ability to increase revenue and reduce operating losses.

In the third quarter, the Company entered into a technology exchange agreement with Samsung Electronics Company Ltd. to co-develop a family of advanced multimedia integrated circuits. The two companies will share marketing and sales rights to these products. As part of the agreement, Samsung will provide wafer capacity allocations for all jointly developed products as well as Weitek proprietary products. The Company will have the lead role in the development of the initial product, and Samsung will provide funding of approximately $3.0 million for this effort. $500,000 of the total funding is for the initial product specification, while $2.5 million covers the product development effort. The Company currently anticipates that total costs to complete the product development milestones will be somewhat less than $2.5 million. Product development revenue will be recognized in proportion to the costs incurred over the development cycle which is anticipated to continue into the second quarter of 1996.

The Company anticipates that for the fourth quarter of 1995, the gross margin percentage will decline from the third quarter level and that the fourth quarter operating loss will equal or exceed the third quarter loss. The extent of the loss will depend on the level of revenue from the W464, as well as the degree to which sales of the Company's older user interface products decline. Unless the Company's overall revenues increase substantially from current levels, the Company will not be profitable and will begin to experience liquidity problems if it is unable to reduce or eliminate losses from operations. If the Company does experience significant revenue growth, it may require additional working capital to fund such growth. There can be no assurance that the Company will be successful in obtaining such financing, if necessary.

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

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1995

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

                                           WEITEK CORPORATION

Date:  November 10, 1995                   /s/ Barry L. Cox
       -------------------------------     -------------------------------------
                                           Barry L. Cox
                                           President and Chief Executive Officer

Date:  November 10, 1995                   /s/ Paul K. Kidman
       -------------------------------     -------------------------------------
                                           Paul K. Kidman
                                           Director of Finance

             Exhibit Index
             -------------

Ex. 27       Financial Data Schedule