Form 10-Q/A
period 1995-09-30
WEITEK CORP
filed 1996-01-08
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   Amendment 1

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                               WEITEK CORPORATION

                                   FORM 10-Q/A

                              FOR THE QUARTER ENDED
                               September 30, 1995

                                     PART II

Item 4.       Submission of Matters to a Vote of Security Holders

              On July 26, 1995, the Company held an annual meeting of shareholders at which time the following matters were approved:

              1.  Directors for the ensuing year were elected as follows:

                     Nominee                     For                   Withheld
                     -------                     ---                   --------
                  Jack C. Carsten              7,471,929                 81,389

                  Arthur J. Collmeyer          7,389,626                163,692

                  Barry L. Cox                 7,397,579                155,739

                  David L. Gellatly            7,472,219                 81,099

                  W. Frank King, III           7,464,326                 88,992


             2. The amendment of the Company's 1991 Stock Option Plan was approved as follows:

                     For          Against           Abstain          No Vote
                     ---          -------           -------          -------
                  6,570,781       500,326           63,644           418,567


             3. The appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1995 was ratified as follows:

                     For          Against           Abstain          No Vote
                     ---          -------           -------          -------
                  7,472,300       41,090            39,928              -

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEITEK CORPORATION

Date:  January 8, 1996                   /s/ Barry L. Cox
       --------------------              -------------------------------------
                                         Barry L. Cox
                                         President and Chief Executive Officer

Date:  January 8, 1996                   /s/ Paul K. Kidman
       --------------------              -------------------------------------
                                         Paul K. Kidman
                                         Director of Finance