Form 10-K405
period 1995-12-31
WEITEK CORP
filed 1996-04-01
CIK 719322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
         -------------    -------------


                         Commission file number: 0-17191

                               WEITEK CORPORATION
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                       94-2709963
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                2801 ORCHARD PARKWAY, SAN JOSE, CALIFORNIA, 95134
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 526-0300

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 1996 as reported on the NASDAQ National Market System, was approximately $19,148,946. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 1996, registrant had outstanding 8,654,156 shares of Common
Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 6, 1996.

                                     PART I

     When used in the following report, the words "projects", "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K. A number of factors may impact the outcome of actual results, but in particular, whether the Company is successful in licensing its technology and identifying a strategic partner to help bring its technology to the market.

ITEM 1. BUSINESS.

General

     Weitek Corporation (the Company) specializes in semiconductor technology to enhance the performance and value of industry-standard computers and software. Weitek was founded in 1981, and has its headquarters in San Jose, California.

     The Company has historically relied upon its floating-point technology, graphics expertise and systems design expertise to develop standard numeric processing architectures providing cost-effective performance in the form of coprocessors, RISC (Reduced Instruction Set Computing) processors and graphics processors for supercomputer and workstation manufacturers. In recent years, the Company has used its graphics technology to develop user interface processors to accelerate the performance of personal computers.

     During 1995, the Company focused its R&D efforts on the development of a new product line of unified memory architecture (UMA) chip sets targeted at the mid-range segment of the user interface market. The Company's UMA technology combines the features of an accelerated graphics controller with those of motherboard system logic, integrating most of the circuitry for a personal computer (except the processor and memory) into a single product.

     While the Company believes that its UMA technology is competitive, it has determined that it no longer has sufficient resources to pursue a strategy of independently manufacturing and marketing chip sets. The Company has recently announced that it will focus on licensing its technology and will actively seek partners to help commercialize its UMA technology. Hambrecht & Quist, an international investment banking firm, has been retained to assist the Company in developing strategic relationships. The Company has not had an opportunity to fully evaluate the impact of this change in business strategy and certain negative consequences may not be fully understood. See Note 10 of Notes to Consolidated Financial Statements regarding events subsequent to year end.

     Given the recent change in the Company's business strategy outlined above, the following description of the Company's historical business operations is not indicative of what its future operations will be. Moreover, the Company has very limited experience with the licensing and strategic partnering strategy being pursued by the Company. There can be no assurance that the Company can successfully transition its business model, or that even if the transition is successful that the Company will be able to operate profitably in the new model. Although the Company has recently taken actions to reduce its expense levels, the Company may continue to experience losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 8 and 10 of Notes to Consolidated Financial Statements.

Sales and Technical Support

     The Company has sold its products and provided technical support to leading domestic manufacturers through its direct sales force headquartered in the Company's principal offices in San Jose, California. The Company has utilized a national distributor, Bell Microproducts, to supplement its direct sales force in the United States and has also used a number of sales representatives to augment its distributor and direct sales efforts. Distributors have been granted limited product return rights which were typical in the industry.

     International sales have been managed by the Company's sales representatives and conducted through distributors located primarily in Europe, Japan and Taiwan. International sales represented 39% of net revenue in 1995, 25% of net revenue in 1994 and 19% of net revenue in 1993 (see Note 1 of Notes to Consolidated Financial Statements). International sales are generally denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties to date in obtaining export licenses.

     Sales of the Company's products to Ryoyo, a Japanese distributor, accounted for 24% and 11% of net revenue in 1995 and 1994, respectively. Siemens represented 19% of the Company's net revenue in 1995. Sales to Diamond Multimedia Systems represented 12%, 22% and 28% of net revenue in 1995, 1994 and 1993, respectively. Sun Microsystems accounted for 10% of the Company's sales in 1993. No other customer represented 10% or more of the Company's net revenue during these periods.


Backlog

     Due to industry practice with respect to customer changes in delivery schedules or cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period.

Manufacturing Strategy

     The Company's manufacturing strategy has been to develop mutually beneficial relationships with qualified manufacturers who offer the leading-edge of mainstream process technologies. This strategy permitted the Company to focus its resources on product development and customer support rather than on the development of process technologies and also gave the Company the flexibility to take advantage of new process technologies as they became mainstream.

     The Company has recently announced that it no longer has sufficient resources to independently pursue a strategy of manufacturing chip sets. The Company has changed its business strategy to focus on technology licensing and is actively seeking a strategic partner that can successfully develop products based on its unified memory architecture technology.

Research and Development

     Research and development expenditures were 42% of net revenue in 1995, 34% of net revenue in 1994 and 28% of net revenue in 1993. Expenditures for research and development in 1995, 1994 and 1993 were approximately $7.3 million, $9.6 million and $10.3 million, respectively. As of March 1, 1996, the Company had 46 full-time employees engaged in research and development activities.

Competition

     The markets for which the Company develops its technology are characterized by intense competition, rapid product evolution, and evolving industry standards. Many of the Company's current and prospective competitors have significantly greater financial, technical, and marketing resources than the Company. The Company is in the process of licensing its technology for its unified memory architecture (UMA) as well as its 2D, VGA and graphics technologies. The competition for the Company's UMA technology, which incorporates both core logic and advanced graphics technology, includes both traditional chip set architectures as well as alternative integrated solutions. The competition for the Company's VGA technology includes several companies which sell VGA core "net lists."

     The Company believes that its ability to compete successfully depends on elements both within and outside its control, including successful and timely development of new technologies, external market conditions, alliances with development partners, name recognition, and availability of compatible applications software and software development tools. There can be no assurance that the Company will be able to compete successfully as to these factors.

Patents and Licenses

     The Company has been issued nine patents in the United States and one in Japan and has two patent applications pending in the United States. In addition, the Company has registered 38 maskworks with the United States Copyright office and 26 maskworks with the Industrial Property Rights Cooperation Center in Japan. Although the Company believes that these patents and maskwork registrations may have value, the Company's future success will depend primarily upon the technical competence and creative skills of its personnel.

     The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

Employees

     As of March 1 1996, the Company had 73 full-time equivalent employees, of whom 46 were engaged in research and development, 12 in sales and marketing, 10 in general and administration and 5 in production. On March 21, 1996, the Company announced that it would reduce its work force by approximately 30%, primarily in the sales and marketing, general and administration and production groups. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.

     The Company's executive offices and its principal marketing, sales and product development operations occupy 40,000 square feet of a leased facility in San Jose, California under a lease which expires in 2001. The Company believes that its leased facility is adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of March 1, 1996, are as follows:

                                                                Officer
       Name             Age             Position                  Since
- -----------------       ---  ---------------------------------  -------
David L. Gellatly        52  Director, Chief Executive Officer     1996
Howard J. Gopen          51  Vice President, Operations            1990
Michael D. Hollabaugh    46  Vice President, Sales                 1995
Allen R. Samuels         39  Vice President, Business Development  1994
Benjamin M. Warren       53  Vice President, Engineering           1994


     David L. Gellatly, Director, is currently serving as the Company's interim Chief Executive Officer. Mr. Gellatly has over 20 years of marketing experience in the semiconductor business including various positions with Intel's microprocessor group from 1976 to 1981. Since 1982, with the exception of a brief period from 1991 to 1992 when he served as President and Chief Executive Officer of Austek Microsystems, he has been an independent marketing consultant providing services to many leading companies in semiconductor and other high technology businesses. His clients have included IBM, Apple, Intel, Cyrix, National Semiconductor, Siemens and others. Mr. Gellatly holds a B.S. degree and an M.S. in electrical engineering, both from the University of Minnesota.

     Howard J. Gopen, Vice President of Operations, joined the Company in July 1990. From April 1987 to July 1990, he was vice president and general manager of operations at Inova Corporation. Prior to 1987, he was with Intel where he held a variety of operations management positions, most recently as quality and reliability manager. Mr. Gopen holds a B.S. in Electrical Engineering from City College of New York. Subsequent to March 1, 1996, Mr. Gopen resigned from the Company.

     Michael D. Hollabaugh, Vice President of Sales, joined the Company in October 1995. From 1994 to 1995, he served as Vice President of Sales and Marketing at Trident Microsystems, a graphics and multimedia company. From 1986 to 1994, he was with Applied Micro Circuits, a semiconductor company, with his most recent position as Vice President of Business and Product Development. Prior to 1986, Mr. Hollabaugh held various marketing positions at International Microelectronics Products and Fairchild Semiconductor. Mr. Hollabaugh holds a B.S. in Electrical Engineering and a B.S. in Technical Marketing from California State Polytechnic University.

     Allen R. Samuels joined the Company in April 1985 as a Design Consultant. Mr. Samuels was promoted to R&D Product Manager in June 1987, Director of IC Engineering in February 1992 and to his present position as Vice President of Business Development in March 1994. Prior to 1985, he held various positions at Harris Corporation and Burroughs Corporation. Mr. Samuels holds a B.S. in Electrical Engineering from Rice University.

     Benjamin M. Warren joined the Company in April 1993 as Director of Manufacturing Engineering. In January 1994 he became Director of Technology and in March 1994 he was promoted to Vice President of Engineering. From April 1989 to March 1993, Mr. Warren was with Chips & Technologies, a semiconductor company, with his most recent position as General Manager. Prior to 1989, he served as Vice President of Engineering at Inova Microelectronics. Mr. Warren holds a B.S. in Electrical Engineering from California State University at Long Beach and a M.S. in Electrical Engineering from California State University at San Diego.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on The NASDAQ Stock Market under the symbol WWTK. The following table indicates the range of the high and low closing prices, as reported by NASDAQ during the two most recent fiscal years.

                           1995                          1994
                           ----                          ----
                     High         Low             High          Low
                     -----        -----           ------        -----
First Quarter        $4.00        $1.91           $10.00        $6.50
Second Quarter        5.25         3.25             7.13         3.38
Third Quarter         6.88         3.88             4.38         2.94
Fourth Quarter        6.00         2.88             5.13         1.78

     As of March 1, 1996, there were approximately 3,065 shareholders. The Company has not paid cash dividends on its common stock and has no present plans to do so.


ITEM 6. SELECTED FINANCIAL DATA.

                                                      Year Ended December 31,
                                          ---------------------------------------------
(In thousands, except per share data)        1995      1994      1993     1992     1991
- ---------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenue                               $17,600   $28,450   $36,250  $26,460  $39,100
Net loss                                   (4,305)  (10,570)   (1,435) (10,880)  (4,810)
Loss per share                               (.51)    (1.30)     (.18)   (1.42)    (.61)

BALANCE SHEET DATA:

Cash and short-term investments            $6,028    $8,564   $11,490  $15,743  $21,885
Total assets                               11,268    17,440    25,266   25,839   37,551
Lease obligations, long-term                    -         -         -        -       20
Shareholders' equity                        5,593     9,138    18,906   19,232   29,410

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Subsequent to the end of its 1995 fiscal year, the Company substantially changed its business strategy. The following discussion should be read in conjunction with the "OUTLOOK: ISSUES AND RISKS" section at the end of this discussion and with Notes 1, 8 and 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Revenue. Net revenue decreased by 38% to $17.6 million in 1995 compared to $28.5 million in 1994, which represented a 22% decrease from 1993 net revenue of $36.3 million. The decrease in net revenue in 1995 was due to a 30% decrease in unit shipments combined with an 11% decrease in average selling prices. The decrease in unit shipments was primarily due to decreased shipments of the Company's user interface products and the SPARC POWER uP processor. The decrease in average selling prices was primarily related to the decrease in shipments of the SPARC POWER uP processor, which carries a higher average selling price. The decrease in net revenue in 1994 resulted from a 26% decrease in unit shipments partially offset by a 6% increase in average selling prices. The decrease in unit shipments was primarily due to decreased shipments of user interface processors and decreased demand for the Company's mature products. Unit shipments of the SPARC POWER uP processor increased in 1994, although shipments fell sharply in the fourth quarter.

     International net revenue was 39% of total net revenue in 1995 compared to 25% in 1994. The increase in 1995 was due to revenue recognized under the Company's joint product development agreement with Samsung Semiconductor, Ltd. of Korea, as well as increased shipments of user interface processors and mature workstation products to Japan. Domestic net revenue decreased by 50% during 1995, compared to a decrease of 27% during 1994. The decrease in 1995 was due to a decrease in domestic shipments of both user interface products and the SPARC POWER uP processor.

     Sales of the Company's products to Ryoyo, a Japanese distributor, accounted for 24% and 11% of net revenue in 1995 and 1994, respectively. Siemens represented 19% of the Company's net revenue in 1995. Sales to Diamond Multimedia Systems represented 12%, 22% and 28% of net revenue in 1995, 1994 and 1993, respectively. Sun Microsystems accounted for 10% of the Company's sales in 1993. No other customer represented 10% or more of the Company's net revenue during these periods.

Gross Margin. Gross margin was 39% of net revenue in 1995, compared to 28% in 1994 and 50% in 1993. 1994 margins include additional inventory reserves of $2.8 million recorded in the second quarter and restructuring charges of $0.2 million recorded in the fourth quarter. The fourth quarter of 1994 was also impacted by a manufacturing yield problem which reduced margins by approximately $1.1 million. The Company's gross margin percentage has been highly dependent on product mix, as the Company's user interface products typically carried gross margin percentages lower than the Company's mature workstation products.

Operating Expenses. Operating expenses were 66% of net revenue in 1995, a decrease from 67% in 1994 and an increase from 56% in 1993. In absolute dollar amounts, operating expenses decreased to $11.6 million in 1995 from $19.1 million in 1994 and $20.2 million in 1993, reflecting lower staffing levels and tighter spending controls. 1994 operating expenses included approximately $0.6 million of restructuring charges for a corporate downsizing, impacting primarily sales and marketing and general and administrative expenses.

     Research and development expenses as a percentage of net revenue were 42% in 1995, an increase from 34% in 1994 and 28% in 1993. Expenditures in absolute dollars decreased to $7.3 million in 1995 from $9.6 million in 1994 and $10.3 million in 1993, reflecting cost savings from a consolidation of development activities, and efficiencies from a continued investment in design automation tools. As of March 1, 1996, approximately 46 employees were involved in research and development activities.

     Sales and marketing expenses as a percentage of net revenue were 16% in 1995 down from 26% in 1994 and 21% in 1993. Expenditures in absolute dollars declined to $2.8 million from $7.3 million in 1994 and $7.7 million in 1993. The decline in sales and marketing expenses was primarily due to lower staffing levels and a decrease in advertising and promotional expenditures.

     General and administrative expenses as a percentage of net revenue were 8% in 1995, compared to 7% in 1994 and 6% in 1993. Expenditures in absolute dollars decreased to $1.4 million from $2.1 million in 1994 and $2.2 million in 1993. The decrease in general and administrative expenses was primarily due to lower average staffing levels.

Restructuring of Operations. In the fourth quarter of 1994, the Company recorded restructuring charges of $0.8 million for a corporate downsizing and cost reduction program which was implemented to preserve the Company's financial strength and enable it to focus on a strategically important R&D program. The restructuring charges consisted primarily of severance benefits for terminated employees. The Company reduced its work force by 25% affecting all areas of the organization, but primarily involving the sales and marketing and general and administrative groups. The Company also consolidated its facilities which are occupied under a lease expiring in February 1996. Included in the restructuring accrual was a charge of $0.2 million for idle facilities relating to the lease. During 1995, the Company used substantially all of its restructuring accrual to cover related restructuring liabilities.

Interest and Other Income. Interest and other income as a percentage of net revenue was 2% in 1995, compared to 2% in 1994 and 1% in 1993. In absolute dollars, interest and other income remained relatively flat at $0.4 million in 1995, compared to $0.4 million in 1994 and $0.5 million in 1993.

Income Taxes. The Company recorded no tax benefit for 1995, 1994 and 1993. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable, the Company's effective tax rate may be somewhat below the statutory rate in future periods. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations.

Net Loss. The Company generated a net loss of $4.3 million in 1995 compared to a net loss of $10.6 million in 1994 and $1.4 million in 1993. As a percentage of net revenue, the 1995 net loss was 25%, compared to 37% in 1994 and 4% in 1993. In 1994, approximately $3.6 million of additional inventory reserves and restructuring charges were included in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company's cash balance was $6.0 million and working capital was $4.0 million. In 1995, cash and short-term investments declined by $2.6 million and working capital decreased by $3.4 million, primarily due to the net loss. Capital expenditures were $1.1 million in 1995 and were mainly for design automation tools and engineering workstations.

     At December 31, 1995, the Company had $1.6 million remaining available under a revolving line of credit after allocation of $1.4 million of the facility to letters of credit. The revolving line of credit is secured by the Company's accounts receivable and a certificate of deposit. The Company is currently in violation of its loan covenants and has no ability to utilize this line of credit.

     The Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Company has experienced significant delays in shipments of its recently introduced W464 chip set which have impacted the Company's financial position and liquidity. In addition, a number of events have occurred in the first quarter of 1996 that have had a material adverse effect on the Company's financial condition. See Note 10 of Notes to Consolidated Financial Statements. The Company does not believe that its cash resources are adequate to fund its operations for the next twelve months. As a result, the Company has announced that it will change its business strategy to focus on licensing its technology and is taking immediate steps to reduce costs and preserve liquidity. The Company is actively seeking partners to help bring its technology to market. Hambrecht & Quist, an international investment banking firm, has been retained to assist the Company in locating a strategic partner. There can be no assurance that the Company will be successful in these efforts and serious liquidity problems could result if it is unsuccessful.

OUTLOOK:  ISSUES AND RISKS

     On March 1 1996, the Company announced that its revenues had continued to decline significantly due to recent changes in the personal computer marketplace which have caused customers to delay purchases of the W464 UMA chip set. As a result, the Company will record reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. Accordingly, the Company will report a significant net loss in the first quarter of 1996. In addition, the recent decline in memory prices and increased competition for chip sets have made it unlikely that the Company can bring its W564 UMA chip set, now in development, to the market successfully. As a result of these factors, the Company has announced that it no longer has sufficient resources to pursue a business strategy of independently manufacturing and marketing UMA chip sets and will instead focus on licensing its technology. The Company has retained the services of Hambrecht & Quist to assist in developing strategic relationships with companies that can successfully develop products based on its UMA technology. There can be no assurance that the Company will be successful in these efforts.

     On March 21, 1996, the Company announced that it would reduce its work force by approximately 30%, primarily in the sales and marketing, general and administration and production groups, as the initial phase of its cost reduction program. The Company incurred termination expenses of approximately $220,000 related to this work force reduction which will be reflected in the results for the first quarter of 1996.

     Due to the Company's announcement that it will no longer be manufacturing products, potential customers for its UMA chip set have indicated concern over the expected limitation of supply. Management believes that in order to achieve future sales of the W464, prices will need to be reduced below current cost. Accordingly, the Company will record substantial reserves in the first quarter of 1996 related to its W464 inventory which is currently valued at $3,958,000 (including product not in inventory but for which non-cancelable orders were previously placed).

     Given the change in its strategic direction, the Company has requested a review of its joint development agreement with Samsung Electronics Company, Ltd. The Company believes that it will likely not reflect any revenue associated with this agreement in the first quarter. It is not practical at this time to assess whether the parties will continue the development activities.

     The Company's expectations regarding business opportunities and future cost reduction measures are forward-looking statements, and actual results could vary. The Company has not had an opportunity to fully evaluate the impact of the actions outlined above, and certain negative consequences may not be fully understood.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to the consolidated financial statements and the financial statement schedules are listed in Item 14 on page 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the Company's directors required by this Item is incorporated by reference to the Proxy Statement under the heading "Election of Directors."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act."

     The information concerning executive officers required by this Item is included in the section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Election of Directors - Board
Compensation-Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Information Concerning Solicitation and Voting Record Date; Outstanding Shares" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements.                              Page
            ----------------------------------                              ----

         Report of Independent Accountants                                    13

         Consolidated Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993                                   14

         Consolidated Balance Sheets as of December 31, 1995 and 1994         15

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                                   16

         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1995, 1994 and 1993                                   17

         Notes to Consolidated Financial Statements                           18

         Supplementary Financial Information                                  25


         2. Financial Statement Schedules

         The Financial Statement Schedules have been omitted because the amounts are immaterial or they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

         3.1*          Restated Articles of Incorporation.

         3.2**         By-Laws.

         10.1** Form of Indemnification Agreement entered into between the Company and its officers and directors.

         10.2** Registrant's 1988 Employee Stock Purchase Plan and Form of Subscription Agreement.

         10.3 S        Registrant's 1991 Stock Option Plan.

         10.4** Lease between the Registrant and O'Donnell, Brigham and Partners/ Northern Developments concerning real property located at 1060 E. Arques Avenue, Sunnyvale, California, dated November 16, 1984.

         10.5$ Fifth amendment to the Lease between Registrant and O'Donnell, Brigham & Partners/Northern Developments dated August 24, 1993.

         10.6 Lease between the Registrant and Renco Associates concerning real property located at 2801 Orchard Parkway, San Jose, California, dated November 9, 1995.

         10.7 Loan agreement between the Registrant and Silicon Valley Bank of California dated December 6, 1995.

         23            Consent of Price Waterhouse, Independent Accountants.

         24 Powers of Attorney (included on the executed signature pages hereof).

* Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1988.

** Incorporated by reference from the Company's Registration on Form S-1 declared effective on September 19, 1988.

S Incorporated by reference from the Company's Registration Statement on Form S-8 declared effective on June 18, 1991.

$ Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WEITEK CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Weitek Corporation and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





PRICE WATERHOUSE LLP
San Jose, California
January 19, 1996, except Note 10,
which is as of March 21, 1996

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended December 31,
(In thousands, except per share amounts)      1995       1994      1993
- ----------------------------------------  --------  ---------  --------
Net Revenue                                $17,600    $28,450   $36,250
Cost of revenue                             10,726     20,370    18,006
                                          --------  ---------  --------

Gross margin                                 6,874      8,080    18,244
Research and development                     7,345      9,569    10,246
Sales and marketing                          2,832      7,348     7,728
General and administrative                   1,407      2,133     2,195
                                          --------  ---------  --------

Operating loss                              (4,710)   (10,970)   (1,925)
Interest and other income (net)                405        400       490
                                          --------  ---------  --------

Loss before income taxes                    (4,305)   (10,570)   (1,435)
Benefit of income taxes                          -          -         -
                                          --------  ---------  --------

Net loss                                  $ (4,305) $ (10,570) $ (1,435)
                                          ========  =========  ========

Loss per share                               $(.51)    $(1.30)    $(.18)
                                          ========  =========  ========


Weighted average common shares               8,459      8,152     7,884
                                          ========  =========  ========


See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                  ------------------
(In thousands, except share amounts)                                  1995      1994
- ----------------------------------------------------------------  --------  --------
ASSETS

Current assets:
   Cash                                                           $  6,028  $  1,532
   Short-term investments                                                -     7,032
                                                                  --------  --------
   Total cash and short-term investments                             6,028     8,564
   Accounts receivable, net of allowances of $716 ($756 in 1994)     1,606     4,143
   Inventories                                                       1,730     2,588
   Prepaid expenses and other                                          272       412
                                                                  --------  --------
         Total current assets                                        9,636    15,707

Equipment and leasehold improvements, net                            1,598     1,731
Other assets                                                            34         2
                                                                  --------  --------

                                                                  $ 11,268  $ 17,440
                                                                  ========  ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $  3,637  $  5,314
   Accrued compensation and employee benefits                        1,481     2,006
   Other current liabilities                                           557       982
                                                                  --------  --------
         Total current liabilities                                   5,675     8,302

Commitments

Shareholders' equity:
   Preferred stock, 1,000,000 shares authorized, no par value;
       no shares outstanding (none in 1994)                              -         -
   Common stock, 50,000,000 shares authorized, no par value;
       8,632,156 shares outstanding (8,293,839 in 1994)             23,095    22,335
   Retained earnings (deficit)                                     (17,502)  (13,197)
                                                                  --------  --------
         Total shareholders' equity                                  5,593     9,138
                                                                  --------  --------
                                                                  $ 11,268  $ 17,440
                                                                  ========  ========


See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                              --------------------------------
(In thousands)                                                     1995       1994        1993
- ------------------------------------------------------------  ---------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $  (4,305)  $(10,570)   $ (1,435)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                              1,218      1,428       1,889
       (Increase) decrease in assets:
           Accounts receivable                                    2,537      2,575      (4,156)
           Inventories                                              858      1,642      (2,736)
           Income taxes receivable                                    -          -       2,337
           Prepaid expenses and other assets                        108        131          63
       Increase (decrease) in liabilities:
           Accounts payable                                      (1,677)       713           1
           Accrued compensation and employee benefits              (525)       966         (47)
           Other liabilities                                       (417)       283        (167)
                                                               --------   --------    --------
       Net cash used by operating activities                     (2,203)    (2,832)     (4,251)
                                                               --------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Equipment and leasehold improvements                      (1,093)      (895)     (1,093)
       Decrease in short-term investments, net                    7,032      1,734       5,219
                                                               --------   --------    --------
       Net cash provided by investing activities                  5,939        839       4,126
                                                               --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                     760        802       1,109
       Principal payments under loans and capitalized leases          -          -         (18)
                                                               --------  ---------    --------
       Net cash provided by financing activities                    760        802       1,091
                                                               --------  ---------    --------
Net increase (decrease) in cash                                   4,496     (1,191)        966
Cash, beginning of year                                           1,532      2,723       1,757
                                                               --------  ---------    --------
Cash, end of year                                              $  6,028  $   1,532    $  2,723
                                                               ========  =========    ========


See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Retained
                                                 Common Stock      Earnings
                                              ------------------
(In thousands, except share amounts)             Shares   Amount   (Deficit)     Total
- --------------------------------------------  ----------  -------  ---------   --------
BALANCE AT DECEMBER 31, 1992                   7,808,340  $20,424   $ (1,192)  $19,232
   Employee Stock Purchase Plan                  102,823      622          -       622
   Issuance of common stock upon exercise of
       stock options                             126,770      487          -       487
   Net loss                                            -        -     (1,435)   (1,435)
                                              ----------  -------  ---------  --------

BALANCE AT DECEMBER 31, 1993                   8,037,933   21,533     (2,627)   18,906
   Employee Stock Purchase Plan                  150,698      380          -       380
   Issuance of common stock upon exercise of
       stock options                             105,208      422          -       422
   Net loss                                            -        -    (10,570)  (10,570)
                                              ----------  -------  ---------  --------

BALANCE AT DECEMBER 31, 1994                   8,293,839   22,335    (13,197)    9,138
   Employee Stock Purchase Plan                  157,991      319          -       319
   Issuance of common stock upon exercise of
       stock options                             180,326      441          -       441
   Net loss                                            -        -     (4,305)   (4,305)
                                              ----------  -------  ---------  --------

BALANCE AT DECEMBER 31, 1995                   8,632,156  $23,095   $(17,502) $  5,593
                                              ==========  =======  =========  ========


See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: Weitek Corporation (the Company) specializes in semiconductor technology to enhance the performance and value of industry standard computers and software. Weitek was founded in 1981, and has its headquarters in San Jose, California.

        The Company operates in one industry. It does not have significant foreign operations. Export sales represented 39% of net revenue in 1995 (34% to Asia and 5% to Europe). Export sales represented 25% and 19% of net revenue in 1994 and 1993, respectively. Sales to one customer represented 24% and 11% of net revenue in 1995 and 1994, respectively. Sales to another customer represented 19% of net revenue in 1995. Sales to a third customer represented 12%, 22% and 28% of net revenue in 1995, 1994 and 1993, respectively. Sales to one additional customer represented 10% of net revenue in 1993. No other customer accounted for more than 10% of revenue in 1995, 1994, or 1993.

        Following are the Company's more significant accounting policies:

        Fiscal Year. The Company operates on a calendar year; however, the first three fiscal quarters end on the Saturday closest to the calendar quarter end. For ease of presentation, interim periods are identified as ending on a calendar quarter end.

        Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, after elimination of all significant intercompany accounts and transactions. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

     Revenue Recognition.

        Product Sales. Revenue from product sales is recognized upon shipment to the final customer, except in the case of foreign distributors. The Company grants foreign distributors limited rights to return products and records reserves to cover this right of return at the time of sale.

        Development contracts. The Company generally uses the percentage-of-completion method to account for development contracts. Under the percentage-of-completion method, contract revenues are recognized based on the estimated percentage of contract performance completed. Anticipated losses on contracts, if any, are charged to operations when identified.

        Licenses. Revenue resulting from the licensing of the Company's products and designs is recognized when the related contractual obligations have been fulfilled and fees are billable.

        Provision for Warranties. A provision is made for the cost of complying with the Company's product warranties at the time it becomes apparent that the estimate of such costs is significant.

        Cash, Cash Equivalents and Marketable Securities. The Company's short-term investments consist primarily of high quality, highly liquid corporate debt instruments, all maturing within one year.

        Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified as either held to maturity, trading or available for sale. All of the Company's marketable securities are considered available for sale. Under SFAS 115, for those investments classified as available for sale, any difference between an investment's cost and its fair value should be recorded as a separate component of shareholders' equity. At December 31, 1994, the fair value of the Company's marketable securities approximated cost. At December 31, 1995, the Company held no investment securities.

WEITEK CORPORATION

        Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its investments with high-credit-quality institutions and, by policy, limits the amount of credit exposure to any one institution. A majority of the Company's trade receivables are derived from sales to manufacturers and distributors in the computer industry. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. Amounts receivable from the Company's largest customer represented 34% of total accounts receivable at the end of 1995. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

        Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost determined by the first-in, first-out method) or market.

        Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on useful lives of three to five years. Amortization of leasehold improvements is based on the shorter of the useful life or the lease term.

        Income Taxes. During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes (see Note 9).

        Stock Options. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." The Company will adopt the disclosure method of reporting beginning in 1996.

        Earnings (Loss) Per Share. Earnings (loss) per share is computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

        Reclassifications. Certain minor amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year's presentation.

        Going Concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. As a result of continued change in the personal computer marketplace during the first quarter of 1996, prices for memory devices continued to decline and demand for components decreased. These factors caused the Company's revenues to decline and customers to delay purchases of the Company's W464 UMA chip set. In addition, a number of events have occurred in the first quarter of 1996 that have had a material adverse effect on the Company's financial statements. See Note 10 of Notes to Consolidated Financial Statements. The Company does not believe that its cash resources are adequate to fund its operations for the next twelve months. As a result, the Company has announced that it will change its business strategy to focus on licensing its technology and is taking immediate steps to reduce costs and preserve liquidity. The Company is actively seeking partners to help bring its technology to market. Hambrecht & Quist, an international investment banking firm, has been retained to assist the Company in locating a strategic partner. There can be no assurance that the Company will be successful in these efforts and serious liquidity problems could result if it is unsuccessful. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEITEK CORPORATION

NOTE 2.  DETAIL OF CONSOLIDATED BALANCE SHEET:

                                                   December 31,
(In thousands)                                      1995      1994
- ----------------------------------------------  --------  --------
Inventories:
    Raw Materials                               $      -  $    587
    Work-in-process                                  630     1,530
    Finished Goods                                 1,100       471
                                                --------  --------
                                                $  1,730  $  2,588
                                                ========  ========

Equipment and leasehold improvements, at cost:
    Machinery and equipment                     $ 13,043  $ 12,010
    Furniture and fixtures                         1,086     1,086
    Leasehold improvements                           373       373
                                                --------  --------
                                                  14,502    13,469

    Accumulated depreciation and amortization    (12,904)  (11,738)
                                                --------  --------
                                                $  1,598  $  1,731
                                                ========  ========

Other accrued liabilities:
    Deferred income and deposits                $      -  $     18
    Restructuring Charges                              -       207
    Other                                            557       757
                                                --------  --------
                                                $    557  $    982
                                                ========  ========


NOTE 3.  LEASING ARRANGEMENTS:

The Company occupies its present principal facilities under a non-cancelable operating lease expiring in 2001. Future minimum lease payments under the facility lease are as follows:


     1996                          $  373,000
     1997                             395,000
     1998                             398,000
     1999                             429,000
     2000                             429,000
     and thereafter                   215,000
                                   ----------
                                   $2,239,000
                                   ==========

Rent expense under all operating leases was approximately $507,000, $819,000 and $645,000 in 1995, 1994 and 1993, respectively.

NOTE 4.  BORROWING ARRANGEMENTS:
The Company has a $3,000,000 revolving bank line of credit which expires on December 6, 1996. Borrowings bear interest at the bank's prime rate plus 1.5% and are secured by the Company's accounts receivable and a certificate of deposit for $250,000. Restrictive covenants, conditions and default provisions are present in the agreement. While there were no borrowings outstanding under the agreement as of December 31, 1995, a portion of the line of credit facility has been utilized to cover outstanding letters of credit. As of December 31, 1995, the Company had available to it unused borrowing capacity of approximately $1,550,000 under its line of credit facility. The Company is currently in violation of its loan covenants and has no ability to utilize this line of credit.

WEITEK CORPORATION

NOTE 5.  SHAREHOLDERS' EQUITY:
         Preferred Stock. Shareholders have approved a class of preferred stock consisting of 1,000,000 shares issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 1995, no shares of preferred stock had been issued.

         Common Stock. In August 1990, the Company began a stock repurchase program whereby up to 1,000,000 shares of common stock may be purchased on the open market. The Company may use the shares in connection with employee incentive stock plans. As of December 31, 1995, 808,000 shares in the aggregate amount of $5,948,000 had been repurchased and retired. There were no share repurchases in 1995.

         Common Stock Option Plans. Under the 1991 Incentive Stock Option Plan (the "Plan"), incentive stock options to purchase common stock have been granted to eligible employees at prices that are not less than the fair value of the related shares on the date of grant, as determined by the Board of Directors or its committee. Options are immediately exercisable and shares issued upon exercise generally vest ratably each month over periods of one to five years from the date of grant. The following summarizes activity under the Plan:

                                           Options Outstanding
                               Options   -----------------------
(In thousands,                Available   Number of    Price per
except for per share data)    for Grant      Shares        Share
- ----------------------------  ---------  ----------  -----------
Balance at December 31, 1992        253       1,626  $1.50-15.00
   Shares reserved                  584           -            -
   Options granted                 (276)        276   5.80-13.15
   Options canceled                 111        (111)  3.06-11.89
   Options exercised                  -        (127)  1.50- 8.14
                              ---------  ----------  -----------
Balance at December 31, 1993        672       1,664   1.50-15.00
   Shares expired                   (30)          -            -
   Options granted                 (444)        444   3.06- 8.79
   Options canceled                 385        (385)  2.50-15.00
   Options exercised                  -        (105)  1.50- 8.14
                              ---------  ----------  -----------
Balance at December 31, 1994        583       1,618   2.25-15.00
   Shares expired                   (52)          -            -
   Options granted                 (926)        926   2.06- 4.71
   Options canceled                 585        (585)  2.06-15.00
   Options exercised                  -        (218)  2.25- 3.64
                              ---------  ----------  -----------
Balance at December 31, 1995        190       1,741  $2.06-15.00
                              =========  ==========  ===========


     There were approximately 806,000 shares subject to unexercised vested options at December 31, 1995.

         Employee Stock Purchase Plan. Shareholders have approved an Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,000,000 shares of common stock for issuance pursuant thereto. The Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. As of December 31, 1995, 799,651 shares had been issued under the Purchase Plan.

WEITEK CORPORATION

NOTE 6.  EMPLOYEE BENEFIT PLANS:
Prior to 1995, the Company had a plan available to certain employees under which bonuses would be paid if certain profitability and performance objectives were achieved. Under this plan, the Company made no provision in 1994 or 1993.

         The Company adopted a 401(k) Plan, effective January 1, 1989 that allows participating employees to contribute up to 15% of their eligible earnings. The Company has made no contributions to the 401(k) Plan.

NOTE 7.  DEVELOPMENT CONTRACTS AND LICENSING INCOME:
         Development Contracts. The Company has entered into certain development contracts primarily to provide customers with rights to desired technology. All expenses incurred in connection with such contracts are included in cost of revenue. Other contracts are intended to provide only partial reimbursement for the Company's own development efforts. For these contracts, customer reimbursements are included in net revenue and expenses are classified as cost of revenue to the extent of such revenue, with any additional amount of expenses classified as research and development.

         Net revenue and cost of revenue related to development contracts are as follows:

                                                 Year Ended December 31,
                                               ----------------------------
(In thousands)                                     1995      1994      1993
- ---------------------------------------------------------------------------
Net revenue                                      $1,385      $138      $623
Cost of revenue                                     553       138       517
                                               --------  --------  --------
                                                   $832        $0      $106
                                               ========  ========  ========


         During 1995, the Company entered into a technology exchange and joint development agreement with Samsung Electronics Company, Ltd. to co-develop a family of advanced multimedia integrated circuits. The agreement stated that the two companies would share marketing and sales rights to these products and Samsung would provide wafer capacity allocations for all jointly developed products as well as Weitek proprietary products. The Company would have the lead role in the development of the initial product, and Samsung would provide funding of approximately $3,000,000 for the effort. Of this amount, $500,000 is for the initial product specification and $2,500,000 covers the product development effort. Given the Company's recent change in business strategy, the Company has requested a review of its agreement with Samsung. See Note 10 regarding events subsequent to year end.

         Development costs in excess of net revenue that were charged directly to research and development expense totaled $0, $0 and $44,000 in 1995, 1994 and 1993, respectively.

NOTE 8.  RESTRUCTURING OF OPERATIONS
In December 1994, the Company initiated a downsizing and cost reduction program in order to preserve the Company's financial strength while focusing on a strategically important R&D program. Restructuring charges of $778,000 were recorded in connection with this cost reduction program, which consisted primarily of severance benefits for terminated employees. The Company's downsizing of operations reduced its work force by approximately 25%. The Company's reduction in force affected all levels of the organization, but primarily involved the sales and marketing and general and administrative groups. The Company also consolidated its facilities which are occupied under a lease expiring in February 1996. Included in the restructuring accrual was a charge of $186,000 for idle facilities relating to the lease. During 1995, the Company used substantially all of its restructuring accrual to cover related restructuring liabilities.

WEITEK CORPORATION

NOTE 9.  INCOME TAXES:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 had no net effect on the Company's financial statements. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

          The Company's deferred tax asset is comprised of the following:

                                                              Dec. 31   Dec. 31
(In thousands)                                                   1995      1994
- --------------------------------------------------------------------------------
          Federal tax attribute carryforwards                $  7,608  $  5,494
          State tax attribute carryforwards                     1,062       897
          Reserves not currently deductible                     1,605     2,037
          Depreciation                                            267       224
          Other                                                   344       408
                                                             --------  --------
                                                               10,886     9,060

          Valuation allowance                                 (10,886)   (9,060)
                                                             --------  --------
          Net deferred tax asset                             $      -  $      -
                                                             ========  ========


         As of December 31, 1995, the Company has net operating loss carryforwards of approximately 14,634,000 and 16,723,000 for federal and state tax reporting purposes, respectively. The Company's tax attribute carryforwards expire in 1997 to 2009. Management has recorded a full valuation allowance against deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations.

         The provision for (benefit of) income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before income taxes as follows:

                                                          Year Ended December 31,
                                                        ----------------------------
(In thousands)                                              1995      1994      1993
- ------------------------------------------------------  --------  --------  --------
Tax provision (benefit) computed at the statutory rate  $ (1,507) $ (3,700) $   (502)
Valuation allowance                                        1,826     3,713      (189)
Other, net                                                  (319)      (13)      691
                                                        --------  --------  --------
Provision for (benefit of) income taxes                 $      -  $      -  $      -
                                                        ========  ========  ========

NOTE 10.  SUBSEQUENT EVENTS:

As a result of continued change in the personal computer marketplace during the first quarter of 1996, prices for memory devices continued to decline and demand for components decreased. These factors caused the Company's revenues to decline and customers to delay purchases of the Company's W464 UMA chip set.

         On March 1 1996, the Company announced that it will change its business strategy to focus on technology licensing and is seeking a strategic partner to help commercialize its unified memory architecture (UMA) technology. The Company also indicated that it will record reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. Accordingly, the Company will report a significant net loss in the first quarter of 1996. In addition, the recent decline in memory prices and increased competition for chip sets have made it unlikely that the Company can successfully commercialize its W564 UMA chip set, now in development. As a result, the Company no longer believes it has sufficient resources to independently pursue a business strategy of manufacturing UMA chip sets and it is taking immediate steps to reduce costs and preserve liquidity. The Company has retained the services of Hambrecht & Quist, an international banking firm, to assist in developing strategic relationships with companies that can successfully develop products based on its UMA technology.

         On March 21, 1996, the Company announced that it would reduce its work force by approximately 30%, primarily in the sales and marketing, general and administration and production groups, as the initial phase of its cost reduction program. The Company incurred termination expenses of approximately $220,000 related to this work force reduction which will be reflected in the results for the first quarter of 1996.

         Due to the Company's announcement that it will no longer be manufacturing products, potential customers for its UMA chip set have indicated concern over the expected limitation of supply. Management believes that in order to achieve future sales of the W464, prices will need to be reduced below current cost. Accordingly, the Company will record substantial reserves in the first quarter of 1996 related to its W464 inventory which is currently valued at $3,958,000 (including product not in inventory but for which non-cancelable orders were previously placed).

         Given the change in its strategic direction, the Company has requested a review of its joint development agreement with Samsung Electronics Company, Ltd. The Company believes that it will likely not reflect any revenue associated with this agreement in the first quarter. It is not practical at this time to assess whether the parties will continue the development activities.

WEITEK CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           Year Ended December 31, 1995
                                       -------------------------------------
                                         Fourth      Third   Second    First
(In thousands, except per share data)   Quarter    Quarter  Quarter  Quarter
- ----------------------------------------------------------------------------
Net revenue                            $  3,300    $ 3,300  $ 5,100  $ 5,900
Cost of revenue                           2,021      1,775    3,095    3,835
                                       --------  ---------  -------  -------
Gross margin                              1,279      1,525    2,005    2,065
Research and development                  1,604      1,750    1,988    2,003
Sales and marketing                         760        648      701      723
General and administrative                  330        357      356      364
                                       --------  ---------  -------  -------
Operating loss                           (1,415)    (1,230)  (1,040)  (1,025)
Interest and other income (net)              80        100      125      100
                                       --------  ---------  -------  -------
Loss before income taxes                 (1,335)    (1,130)    (915)    (925)
Benefit of income taxes                       -          -        -        -
                                       --------  ---------  -------  -------

Net loss                               $ (1,335) $  (1,130) $  (915) $  (925)
                                       ========  =========  =======  =======

Loss per share                         $   (.16) $    (.13) $  (.11) $  (.11)
                                       ========  =========  =======  =======

Weighted average common
    shares and equivalents                8,565      8,546    8,403    8,321
                                       ========  =========  =======  =======


                                             Year Ended December 31, 1994
                                         -------------------------------------
                                           Fourth      Third   Second    First
(In thousands, except per share data)     Quarter    Quarter  Quarter  Quarter
- ------------------------------------------------------------------------------
Net revenue                             $  6,350  $   6,500  $ 5,300  $10,300
Cost of revenue                            5,435      3,860    5,995    5,080
                                        --------  ---------  -------  -------
Gross margin                                 915      2,640     (695)   5,220
Research and development                   2,290      2,304    2,496    2,479
Sales and marketing                        1,840      1,624    1,893    1,991
General and administrative                   580        457      551      545
                                        --------  ---------  -------  -------
Operating income (loss)                   (3,795)    (1,745)  (5,635)     205
Interest and other income (net)              120        100       85       95
                                        --------  ---------  -------  -------
Income (loss) before income taxes         (3,675)    (1,645)  (5,550)     300
Provision for (benefit of) income taxes        -          -      (75)      75
                                        --------  ---------  -------  -------

Net income (loss)                       $ (3,675) $  (1,645) $(5,475) $   225
                                        ========  =========  =======  =======

Earnings (loss) per share               $   (.45) $    (.20) $  (.67) $   .03
                                        ========  =========  =======  =======

Weighted average common
    shares and equivalents                 8,218      8,207    8,115    8,754
                                        ========  =========  =======  =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEITEK CORPORATION



                                        /s/ David L. Gellatly
                                        ---------------------------------
                                        David L. Gellatly
                                        Director, Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)




                                        /s/ Paul K. Kidman
                                        ---------------------------------
                                        Paul K. Kidman
                                        Director of Finance
                                        (Principal Accounting Officer)



Dated:  April 1, 1996

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Gellatly, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                             Date
- -----------------------  ------------------------------------------  -------------



/s/ David L. Gellatly    Director, Chief Executive Officer           April 1, 1996
- -----------------------
(David L. Gellatly)      (Principal Executive Officer and Principal
                         Financial Officer)


/s/ Arthur J. Collmeyer  Chairman of the Board                       April 1, 1996
- -----------------------
(Arthur J. Collmeyer)


/s/ W. Frank King III    Director                                    April 1, 1996
- -----------------------
(W. Frank King III)
