Form 10-K405/A
period 1995-12-31
WEITEK CORP
filed 1996-04-29
CIK 719322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

As of April 15, 1996, registrant had outstanding 8,654,156 shares of Common
Stock.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated by reference into this Item 10.

         The names and certain information about the Company's directors are set forth below:

                 Name              Age          Principal Occupation                                    Director
                 ----              ---          --------------------                                      Since
                                                                                                          -----
         Richard H. Bohnet          54      President and Chief Executive Officer of the Company          1996
         Arthur J. Collmeyer        54      Chairman of the Board of the Company                          1981
         David L. Gellatly          53      Marketing Consultant                                          1995
         W. Frank King III          56      President, Pencom Software                                    1989


         Except as set forth below, each of the directors has been engaged in the principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company.

         Richard H. Bohnet was appointed President and Chief Executive Officer of the Company and became a director on April 25, 1996. From 1985 to 1995, Mr. Bohnet served as President and CEO of Acumen International, a software firm. Prior to joining Acumen, he held various management positions with Fairchild Camera and Instrument's Semiconductor Products group for over 16 years, most recently as Vice President and General Manager of the Discrete Products Division. Mr. Bohnet holds a B.S. in electrical engineering from Arizona State University.

         Arthur J. Collmeyer joined the Company in November 1981 and has been the Chairman of the Board since that time. He also served as President of the Company from November 1981 until April 1992, and as Chief Executive Officer from November 1981 until October 1993. Dr. Collmeyer has more than 20 years of experience in the electronics industry. Prior to joining the Company, Dr. Collmeyer served as Senior Vice President and General Manager of the Microelectronics Division of Calma Company. Before that, he served as manager of CAD systems development at Xerox Corporation, and also spent several years at Motorola. Dr. Collmeyer is a director of STAC Electronics, a data compression company, and one privately held company. Dr. Collmeyer holds a B.S. and an M.S. in electrical engineering from the University of Illinois, and a Ph.D. in electrical engineering from Southern Methodist University.

         David L. Gellatly has over 20 years of marketing experience in the semiconductor business including various positions with Intel's microprocessor group from 1976 to 1981. Since 1982, with the exception of a brief period from 1991 to 1992 when he served as President and Chief Executive Officer of Austek Microsystems, he has been an independent marketing consultant providing services to many leading companies in semiconductor and other high technology businesses. His clients have included IBM, Apple, Intel, Cyrix, National Semiconductor, Siemens and others. Mr. Gellatly holds a B.S. degree and an M.S. in electrical engineering, both from the University of Minnesota.

         W. Frank King III became a director of the Company in July 1989. Dr. King became President of Pencom Software in 1992. From 1991 to 1992, Dr. King was an independent business consultant and from 1988 to November 1991 he was the Senior Vice President of the Software Business Group of Lotus Development Corporation, a software company. Prior to joining Lotus, Dr. King held various positions with International Business Machines Corporation for over 19 years, most recently as Vice President of Development for IBM's Entry Systems Division. He is a director of Excalibur Technologies, State of the Art, Inc., Auspex, Inc. and System Soft, Inc., as well as one privately held company. Dr. King holds a B.S. in electrical engineering from the University of Florida, an M.S. in electrical engineering from Stanford University and a Ph.D. in electrical engineering from Princeton University.

Annual Meeting of Shareholders

         The Company had previously indicated on its Form 10K dated April 1, 1996 that the Annual Meeting of Shareholders was scheduled for June 6, 1996. The Board of Directors now contemplates that it may reschedule the meeting.

Board Meetings and Committees

         The Board of Directors of the Company held a total of nine meetings during the year ended December 31, 1995.

         The Audit Committee, which currently consists of directors Gellatly and Collmeyer, met two times during the last fiscal year. This Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

         The Compensation Committee, which currently consists of directors Collmeyer and King, met once during the last fiscal year. This Committee establishes the salary and incentive compensation of the executive officers of the Company.

         The Option Committee, which currently consists of directors Collmeyer and Gellatly, met eleven times during the last fiscal year. The Option Committee administers the Company's employee benefits plans.

         During the year ended December 31, 1995, no director attended fewer than seventy-five percent of the Board of Directors' meetings or any committee meeting on which such director served.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation paid by the Company for each of the three years in the period ended December 31, 1995 to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                                                                        Long-Term
                                                                                       Compensation
                                                      Annual Compensation                 Awards

                                                                                        Securities    All Other
                                                                        Other Annual    Underlying   Compensa-
 Name and Principal Position      Year        Salary         Bonus      Compensation    Options(#)    tion(2)
                                                              (1)
- ---------------------------------------------------------------------------------------------------------------
Barry L. Cox(3)                  1995        $220,000        $--        $    --         47,500        $1,440
 President and Chief             1994         218,231         --             --             --         1,440
 Executive Officer               1993         194,615         --         11,092         70,000         1,440

Howard J. Gopen                  1995         146,500         --             --         25,000         1,440
 Vice President,                 1994         148,673         --             --         18,000           858
 Operations                      1993         141,731         --             --             --           812

Michael D. Hollabaugh            1995          60,900         --             --         50,000            --
 Vice President,                 1994              --         --             --             --
 Sales                           1993              --         --             --             --

Allen R. Samuels                 1995         130,000         --             --         26,000           277
 Vice President,                 1994         128,673         --             --         15,400           273
 Business Development            1993         117,231         --             --          6,000           243

Benjamin M. Warren               1995         130,000         --             --         44,000         1,209
  Vice President,                1994         128,231         --             --         19,000         1,183
  Engineering                    1993          83,077         --             --         30,000           758


(1) The Company has adopted an Executive Bonus Plan (the "Bonus Plan") pursuant to which officers of the Company may earn annual cash bonuses based on the Company achieving specified profit objectives. No bonuses were paid to officers for 1993, 1994 or 1995.

(2) Amounts indicated under "All Other Compensation" reflect term life insurance premiums paid by the Company under a Company-wide plan and accrued severance benefits, if any.

(3) Mr. Cox joined the Company in April 1992. The amounts indicated under "Other Annual Compensation" reflect relocation and housing support amounts paid to Mr. Cox in the first part of 1993.

         Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended December 31, 1995 to each of the Named Executive Officers:

                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                    Individual Grants                      Annual Rates of Stock
                                                                                          Price Appreciation for
                                                                                              Option Term(1)
                                    Number of       % of Total
                                    Securities       Options
                                    Underlying      Granted to    Exercise     Expira-
                                 Options Granted   Employees in     Price        tion
              Name                     (#)         Fiscal Year     ($/Sh)        Date         5%          10%
- ---------------------------------------------------------------------------------------------------------------
Barry L. Cox...................       47,500            5%          $4.66       6/20/05   $139,206     $352,775
Howard J. Gopen................       10,000            1%           2.06       1/06/05     12,955       32,831
 ...............................       15,000            2%           4.66       6/20/05     43,960      111,403
Michael D. Hollabaugh..........       50,000            5%           4.71      10/17/05    148,105      375,326
Allen R. Samuels...............       10,000            1%           2.06       1/06/05     12,955       32,831
 ...............................       16,000            2%           4.66       6/20/05     46,890      118,829
Benjamin M. Warren.............       35,000            4%           2.06       1/06/05     45,343      114,909
 ...............................        9,000            1%           4.66       6/20/05     26,376       66,842

- ---------------

(1) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. None of the Named Executive Officers exercised options in 1995. The following table sets forth, for each of the Named Executive Officers, the year-end value of unexercised options as of December 31, 1995:

                                               Number of Securities
                                              Underlying Unexercised
                                                    Options at               Value(1) of Unexercised
                                                   Year-End(#):         In-the-Money Options at Year-End:
                                                   Exercisable/                    Exercisable/
            Name                                  Unexercisable                  Unexercisable(2)
- ---------------------------------------------------------------------------------------------------------
Barry L. Cox................                    115,500/152,000                          --
Howard J. Gopen.............                     43,188/ 45,812                    9,407/--
Michael D. Hollabaugh.......                          0/ 50,000                          --
Allen R. Samuels............                     46,196/ 36,375                   10,534/--
Benjamin M. Warren..........                     44,153/ 48,847               18,814/14,111

(1) Market value of underlying securities at year-end minus the exercise price.

(2) Options granted pursuant to the 1991 Option Plan are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of the Company, and may not be sold by an optionee until the shares vest. Options indicated as "Exercisable" are those options which were both vested and exercisable as of December 31, 1995. All other options are indicated as "Unexercisable."

Board Compensation

         Non-employee directors are compensated at the rate of $2,250 per quarter for their services as members of the Board of Directors. In addition, non-employee directors are automatically granted options to purchase 6,000 shares of the Company's Common Stock pursuant to the terms of the Company's 1991 Stock Option Plan (the "Option Plan") on the day following the annual shareholders' meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 15, 1996 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee to become a director of the Company, (iii) the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company (the "Named Executive Officers") and (iv) all directors and executive officers as a group. Except as otherwise noted below, the Company knows of no agreements among its shareholders which relate to voting or investment power of its shares of Common Stock.

                                                                                            Shares of Common
                                                                                            Stock Beneficially
                                                                                                Owned(1)

                            Directors, Executive Officers and                                          Percen-
                                                                                                        tage
                                Five Percent Shareholders                                    Number    Owner-
                                                                                                        ship
- ----------------------------------------------------------------------------------------------------------------
         Willoughby, Holin, Harris & Rentner, Inc.
           4440 PGA Blvd. #308, Palm Beach Gardens, FL 33410.........................      1,417,050       16.4%
         Dimensional Fund Advisors
           1299 Ocean Ave. 11th Floor, Santa Monica, CA 90401........................        481,400        5.6%
         Arthur J. Collmeyer(2)......................................................        232,050        2.7%
         Benjamin M. Warren(3).......................................................        104,425        1.2%
         Allen R. Samuels(4).........................................................         88,727        1.0%
         Michael D. Hollabaugh(5)....................................................         50,000          *
         W. Frank King, III(6).......................................................         45,250          *
         Jack C. Carsten.............................................................         22,000          *
         Barry L. Cox................................................................          6,222          *
         David L. Gellatly(7)........................................................          6,000          *
         All directors and executive officers as a group
         (8 persons)(8)..............................................................        554,674        6.2%

  *      Less than one percent.

 (1) Beneficial Ownership is defined as shares owned plus options that are exercisable, but not necessarily vested, on or before June 15, 1996.

 (2) Includes 7,000 shares subject to options exercisable on or before June 15, 1996, of which 6,000 will be vested as of such date and the remaining 1,000 would be subject to repurchase by the Company until vested; also includes 28,000 shares held in trust for the benefit of Dr. Collmeyer's children. Dr. Collmeyer disclaims beneficial ownership of shares held in trust for the benefit of his children.

 (3) Includes 93,000 shares subject to options exercisable on or before June 15, 1996, of which 51,090 will be vested as of such date and the remaining 41,910 would be subject to repurchase by the Company until vested.

 (4) Includes 82,571 shares subject to options exercisable on or before June 15, 1996, of which 51,387 will be vested as of such date and the remaining 31,184 would be subject to repurchase by the Company until vested.

 (5) Represents 50,000 shares subject to options exercisable on or before June 15, 1996, of which none will be vested as of such date and all shares would be subject to repurchase by the Company until vested.

 (6) Represents 45,250 shares subject to options exercisable on or before June 15, 1996, of which 37,250 will be vested as of such date and the remaining 8,000 would be subject to repurchase by the Company until vested.

 (7) Represents 6,000 shares subject to options exercisable on or before June 15, 1996, of which 5,000 will be vested as of such date and the remaining 1,000 would be subject to repurchase by the Company until vested.

 (8) Includes 283,821 shares subject to options held by executive officers and directors exercisable on or before June 15, 1996, 150,727 of which will be vested as of such date and the remaining 133,094 of which would be subject to repurchase by the Company until vested. See Notes 1 through 7.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WEITEK CORPORATION

                                                /s/ Richard H. Bohnet
                                                --------------------------------
                                                Richard H. Bohnet
                                                Director, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer and
                                                Principal Financial Officer)

                                                /s/ Paul K. Kidman
                                                --------------------------------
                                                Paul K. Kidman
                                                Director of Finance
                                                (Principal Accounting Officer)

Dated:  April 29, 1996

                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard H. Bohnet, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                       Title                                  Date
           ---------                                       -----                                  ----

/s/ Richard H. Bohnet                    Director, President and Chief Executive Officer    April 29, 1996
- --------------------------------         (Principal Executive Officer and Principal
(Richard H. Bohnet)                      Financial Officer)

/s/ Arthur J. Collmeyer                  Chairman of the Board                              April 29, 1996
- --------------------------------
(Arthur J. Collmeyer)

/s/ David L. Gellatly                    Director                                           April 29, 1996
- --------------------------------
(David L. Gellatly)

/s/ W. Frank King III                    Director                                           April 29, 1996
- --------------------------------
(W. Frank King III)