Form 10-Q
period 1996-03-30
WEITEK CORP
filed 1996-05-13
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM               TO
                                             -------------    --------------

                         COMMISSION FILE NUMBER 0-17191

                               WEITEK CORPORATION

             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                   94-2709963
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                2801 ORCHARD PARKWAY, SAN JOSE, CALIFORNIA, 95134
              (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (408) 526-0300

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

                 8,654,156 shares of common stock at May 1, 1996

                               WEITEK CORPORATION






                                    FORM 10-Q



                              FOR THE QUARTER ENDED

                                 MARCH 30, 1996






                                     PART I



                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              MARCH 30, 1996        DECEMBER 31, 1995
                                                              --------------        -----------------
ASSETS
Current assets:
     Cash                                                       $  2,277               $  6,028
     Short-term investments                                           --                     --
                                                                --------               --------
     Total cash and short-term investments                         2,277                  6,028

     Accounts receivable, net of allowances
        of $829 and $716                                             370                  1,606
     Inventories                                                     915                  1,730
     Prepaid expenses and other                                      204                    272
                                                                --------               --------

              Total current assets                                 3,766                  9,636

Equipment and leasehold improvements, net                          1,501                  1,598
Other assets                                                          34                     34
                                                                --------               --------

                                                                $  5,301               $ 11,268
                                                                ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  2,868               $  3,637
     Accrued compensation and employee benefits                    1,787                  1,481
     Other current liabilities                                     1,372                    557
                                                                --------               --------

              Total current liabilities                            6,027                  5,675
                                                                --------               --------

Commitments

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par
       value, no shares outstanding                                   --                     --
     Common stock, 50,000,000 shares authorized, no par
       value, 8,654,156 and 8,632,156 shares outstanding          23,141                 23,095
     Retained earnings (deficit)                                 (23,867)               (17,502)
                                                                --------               --------

              Total shareholders' equity                            (726)                 5,593
                                                                --------               --------

                                                                $  5,301               $ 11,268
                                                                ========               ========



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                             MARCH 30, 1996        APRIL 1, 1995
                                             --------------        -------------
Net revenue                                    $   960               $ 5,900
Cost of revenue                                  4,035                 3,835
                                               -------               -------

Gross margin                                    (3,075)                2,065

Research and development                         1,880                 2,003
Sales and marketing                                560                   723
General and administrative                         500                   364
Severance costs                                    410                    --
                                               -------               -------

Operating income (loss)                         (6,425)               (1,025)
Other income                                        60                   100
                                               -------               -------

Income (loss) before income taxes               (6,365)                 (925)
Provision for income taxes                          --                    --
                                               -------               -------


Net income (loss)                              $(6,365)              $  (925)
                                               =======               =======

Earnings (loss) per share                      $  (.74)              $  (.11)
                                               =======               =======

Weighted average common
     shares and equivalents                      8,642                 8,321
                                               =======               =======


     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                      MARCH 30, 1996         APRIL 1, 1995
                                                                      --------------         -------------
Cash flows from operating activities:
    Net income (loss)                                                   $(6,365)              $  (925)
    Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
      Depreciation and amortization                                         433                   327
      Changes in assets and liabilities:
        Accounts receivable                                               1,236                    65
        Inventories                                                         815                   761
        Prepaid expenses and other                                           68                   (48)
        Accounts payable                                                   (769)               (1,212)
        Accrued compensation and employee benefits                          306                  (310)
        Other liabilities                                                   815                    48
                                                                        -------               -------

      Net cash used by operating activities                              (3,461)               (1,294)
                                                                        -------               -------

Cash flows from investing activities:
    Equipment and leasehold improvements                                   (336)                 (372)
    Decrease in short-term investments                                       --                 2,324
                                                                        -------               -------

      Net cash provided (used) by investing activities                     (336)                1,952
                                                                        -------               -------

Cash flows from financing activities:
    Issuance of capital stock                                                46                   159
                                                                        -------               -------

      Net cash provided by financing activities                              46                   159
                                                                        -------               -------


Net increase (decrease) in cash                                          (3,751)                  817
Cash, beginning of period                                                 6,028                 1,532
                                                                        -------               -------

Cash, end of period                                                     $ 2,277               $ 2,349
                                                                        =======               =======


     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1   -   Interim Statements:

The accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results for the entire year.

Note 2   -   Consolidated Condensed Balance Sheet Detail:


                                                                 (IN THOUSANDS)
                                                       MARCH 30, 1996     DECEMBER 31, 1995
                                                       --------------     -----------------
Inventories:
    Raw materials                                        $     --             $   --
    Work-in-process                                            --                630
    Finished goods                                            915              1,100
                                                         --------           --------

                                                         $    915           $  1,730
                                                         ========           ========
Equipment and leasehold improvements:
    Machinery and equipment                              $  8,356           $ 13,043
    Furniture and fixtures                                    795              1,086
    Leasehold improvements                                    379                373
                                                         --------           --------

                                                            9,530             14,502
    Less accumulated depreciation and amortization         (8,029)           (12,904)
                                                         --------           --------

                                                         $  1,501           $  1,598
                                                         ========           ========
Other accrued liabilities:
    Accrued purchase commitments                         $    876           $     --
    Other                                                     496                557
                                                         --------           --------

                                                         $  1,372           $    557
                                                         ========           ========



Note 3   -   Earnings (Loss) per Share:

Earnings (loss) per share is computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

                               WEITEK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

When used in the following report, the words "projects", "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-Q. A number of factors may impact the outcome of actual results, but in particular, whether the Company is successful in licensing its technology and identifying a strategic partner to help bring its technology to the market.

OVERVIEW

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

On March 1, 1996, the Company announced that its revenues had continued to decline significantly due to recent changes in the personal computer marketplace which have caused customers to delay purchases of its initial UMA product, the W464. As a result, the Company has recorded reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. In addition, the recent decline in memory prices and increased competition for chip sets made it unlikely that the Company could successfully commercialize its next generation W564 UMA chip set. As a result of these factors, the Company announced that it no longer has sufficient resources to independently pursue a business strategy of manufacturing UMA chip sets and would instead focus on licensing its technology. The Company has retained the services of Hambrecht & Quist to assist in developing strategic relationships with companies that can successfully develop products based on its UMA technology. There can be no assurance that the Company will be successful in these efforts.

On March 21, 1996, the Company announced a reduction in work force of approximately 20 employees, representing 30% of total employment. This reduction was part of the Company's previously announced cost reduction program due to the change in the Company's strategic direction and the elimination of manufacturing operations.

NET REVENUE

Net revenue in the first quarter of 1996 was $1.0 million compared to net revenue of $5.9 million in the first quarter of 1995. Unit sales of integrated circuits dropped sharply due to a continuing in decline of shipments of mature products, particularly user interface products, while revenue from the Company's new W464 UMA chip set was not significant. During the first quarter of 1996, approximately 31% of total revenue was derived from a fully paid, non-exclusive technology license agreement. License revenue was not material in the first quarter of 1995.

International net revenue was not significant in the first quarter of 1996 compared to 28% of net revenue in the first quarter of 1995. The decrease in international net revenue was due primarily to decreased shipments of user interface products to Japan.

One customer represented approximately 31% of revenue for the first quarter of 1996. Two additional customers represented 23% and 19% of revenue respectively. In the first quarter of 1995, sales to one customer represented 27% of net revenue and sales to two additional customers represented 24% and 16% of net revenue respectively. No other customer represented 10% or more of the Company's net revenue during these periods.

GROSS MARGIN

The Company's gross margin was negative $3.1 million in the first quarter of 1996, down from a positive $2.1 million or 35% of revenue in the first quarter of 1995. The Company recorded reserves of $3.3 million in the first quarter of 1996 related to its W464 inventory and committed purchases. Due to the Company's March 1, 1996 announcement that it will no longer be manufacturing products, potential customers for its UMA chip set indicated concern over the expected limitation of supply. To preserve the possibility of selling its W464 inventory, the Company believes that pricing for this product must be well below the current manufacturing cost.

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 349% in the first quarter of 1996, compared to 52% in the first quarter of 1995. The percentage increase is primarily due to the sharp decline in net revenue. In absolute dollars, total operating expenses increased to $3.3 million from $3.1 million in the first quarter of 1995. Operating expenses for the first quarter of 1996 included severance costs of approximately $0.4 million and costs related to the relocation of the Company's headquarters of approximately $0.2 million.

Research and development expenses increased as a percentage of net revenue to 196% in the first quarter of 1996 from 34% in the first quarter of 1995. In absolute dollars, research and development expenses were $1.9 million in the first quarter of 1996, roughly equivalent to the $2.0 million in the prior year period. Over 60% of the Company's employees are involved in research and development activities.

Sales and marketing expenses increased as a percentage of net revenue to 58% in the first quarter of 1996 from 12% in the first quarter of 1995. In absolute dollars, sales and marketing expenses decreased from $0.7 million in the first quarter of 1995 to $0.6 million in the first quarter of 1996, due primarily to lower staffing levels.

General and administrative expenses increased as a percentage of net revenue to 52% in the first quarter of 1996 from 6% in the first quarter of 1995, primarily due to the decline in net revenue. In absolute dollars, general and administrative expenses increased from $0.4 million in the first quarter of 1995 to $0.5 million in the first quarter of 1996, due primarily to costs associated with the relocation of the Company's headquarters incurred in the first quarter of 1996.

PROVISION FOR INCOME TAXES

The Company recorded no tax benefit in the first quarter of 1996 or in the first quarter of 1995. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable in future periods, the Company's effective tax rate in such periods may be somewhat below the statutory rate. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carry forwards and tax credits is subject to substantial annual limitations.

NET INCOME

The Company generated a net loss of $6.4 million in the first quarter of 1996 compared to a net loss of $0.9 million in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of March 30,1996 the Company's principal source of liquidity was $2.3 million of cash and short-term investments. The Company also has a line of credit, secured by accounts receivable and a certificate of deposit. The Company is currently in violation of its loan covenants and has no ability to utilize this line of credit.

The Company has suffered recurring losses from operations and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. The Company has experienced significant delays in shipments of its recently introduced W464 chip set which has impacted the Company's financial position and liquidity. The Company does not believe that its cash resources are adequate to fund its operations for the next twelve months. As a result, the Company has announced that it will change its business strategy to focus on licensing its technology and is taking immediate steps to reduce costs and preserve liquidity. The Company is actively seeking partners to help bring its technology to market. Hambrecht & Quist, an international investment banking firm, has been retained to assist the Company in locating a strategic partner. There can be no assurance that the Company will be successful in these efforts and serious liquidity problems could result if it is unsuccessful.

OUTLOOK:  ISSUES AND RISKS

In July of 1995, the Company announced that it had entered into a technology exchange agreement with Samsung Electronics Company, Ltd. to co-develop a family of advanced multimedia integrated circuits. As part of the agreement, Samsung was to provide the Company with wafer capacity allocations as well as funding based on the achievement of certain engineering milestones. Given the change in its strategic direction, the Company has requested a review of this agreement with Samsung. The Company has not recorded any revenue associated with the agreement in the first quarter of 1996, and it is not practical at this time to assess whether the parties will continue the development activities.

On April 25, 1996, the Company announced the appointment of Richard H. Bohnet to the position of President and CEO. Mr. Bohnet replaces interim CEO David L. Gellatly, who is resuming his role as an independent member of the board of directors. Mr. Bohnet has extensive high technology management experience, and his background includes twenty years of experience in the semiconductor industry. At the same time, the Company announced it had entered into a non-exclusive technology licensing agreement for its UMA chip set technology and current UMA products with a large semiconductor manufacturer. Payments under this $4.8 million agreement are scheduled over the next two to three quarters depending on the achievement of certain support and development milestones. There can be no assurance that the Company will be able to achieve all such milestones.

As a result of the change in strategy, in recent weeks, Howard Gopen, Vice President of Operations, Allen Samuels, Vice President of Business Development, and Michael Hollabaugh, Vice President of Sales, have left the company. In the near term, the Company has no plans to replace these individuals. In addition, on May 10, 1996, the Company announced that Benjamin M. Warren, Vice President of Engineering, had resigned to pursue another opportunity. Mr. Warren has agreed to remain available on a limited basis to assist the Company with regard to certain projects. The Company is currently searching for a replacement.

As a result of the technology licensing agreement signed early in the second quarter, the Company currently anticipates that second quarter revenue will exceed the first quarter level. In addition, due to the cost reduction measures taken in the first quarter, the Company anticipates that second quarter operating expenses will be below the first quarter level. Revenue levels beyond the second quarter will depend on the Company's ability to license technology, sell existing inventory, and find a strategic partner to help commercialize the Company's technology and products.

The Company's expectations regarding business opportunities and future cost reduction measures are forward-looking statements, and actual results could vary. The Company has very limited experience with the licensing and strategic partnering strategy being pursued by the Company. There can be no assurance that the Company can successfully transition its business model, or that even if the transition is successful that the Company will be able to consistently generate profits in the new model. Other risk factors include the Company's ability to retain its engineering team, and schedule and technical risks that are typical of complex engineering programs. Although the Company has recently taken actions to reduce its expense levels, the Company may continue to experience losses from operations that raise substantial doubt about the Company's ability to continue as a going concern.

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 30, 1996

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

                                             WEITEK CORPORATION




Date:         May 13, 1996                /s/ Richard H. Bohnet
                                          --------------------------------------
                                          Richard H. Bohnet
                                          President and Chief Executive Officer



                                          /s/ Paul K. Kidman
                                          --------------------------------------
                                          Paul K. Kidman
                                          Director of Finance

              Exhibit Index                           Page Number
              -------------                           -----------

              NONE