Form 10-Q
period 1996-06-29
WEITEK CORP
filed 1996-08-13
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934C

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-17191

                               WEITEK CORPORATION
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                             94-2709963
  ----------------------------------  ----------------------------------------
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

                            Yes [ X ]    No [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               8,654,156 shares of common stock at August 1, 1996

                               WEITEK CORPORATION






                                   FORM 10-Q



                             FOR THE QUARTER ENDED


                                 JUNE 29, 1996









                                    PART  I



                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)




                                                            June 29, 1996        December 31, 1995
                                                            -------------        -----------------
ASSETS
Current assets:
     Cash                                                       $3,912                 $6,028
     Short-term investments                                         --                     --
                                                              --------               --------
     Total cash and short-term investments                       3,912                  6,028

     Accounts receivable, net of allowances
        of $888 and $716                                           318                  1,606
     Inventories                                                    --                  1,730
     Prepaid expenses and other                                    182                    272
                                                              --------               --------
           Total current assets                                  4,412                  9,636

Equipment and leasehold improvements, net                        1,281                  1,598
Other assets                                                        34                     34
                                                              --------               --------
                                                                $5,727                $11,268
                                                              ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $2,636                 $3,637
     Accrued compensation and employee benefits                  1,211                  1,481
     Other current liabilities                                   2,401                    557
                                                              --------               --------
           Total current liabilities                             6,248                  5,675
                                                              --------               --------
Commitments

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par
       value, no shares outstanding                                --                      --
     Common stock, 50,000,000 shares authorized, no par
       value, 8,654,156 and 8,632,156 shares outstanding        23,141                 23,095
     Retained earnings (deficit)                               (23,662)               (17,502)
                                                              --------               --------
           Total shareholders' equity                             (521)                 5,593
                                                              --------               --------
                                                                $5,727                $11,268
                                                              ========               ========




     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                       Three Months Ended           Six  Months Ended
                                   June 29, 1996  July 1, 1995  June 29, 1996  July 1, 1995
                                   -------------  ------------  -------------  ------------

Net revenue                           $3,240        $5,100         $4,200       $11,000
Cost of revenue                        2,095         3,095          6,130         6,930
                                      ------        ------         ------       -------

Gross margin                           1,145         2,005         (1,930)        4,070

Research and development                 437         1,988          2,317         3,991
Sales and marketing                      224           701            784         1,424
General and administrative               344           356            844           720
Severance costs                           --            --            410            --
                                       -----        ------         ------        ------
Operating income (loss)                  140        (1,040)        (6,285)       (2,065)
Other income                              65           125            125           225
                                      ------        ------         ------        ------

Income (loss) before income taxes        205          (915)        (6,160)       (1,840)
Provision for income taxes                --            --             --            --
                                      ------        ------         ------        ------


Net income (loss)                       $205         $(915)       $(6,160)      $(1,840)
                                      ======        ======        =======       =======

Income (loss) per share                 $.02         $(.11)         $(.71)        $(.22)
                                      ======        ======         ======        ======

Weighted average common
    shares and equivalents             8,675         8,403          8,648         8,362
                                      ======        ======         ======        ======




     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                    Six Months Ended
                                                             June 29, 1996   July 1, 1995
                                                             -------------   ------------

Cash flows from operating activities:
   Net income (loss)                                            $(6,160)        $(1,840)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization                                  679             659
     Changes in assets and liabilities:
       Accounts receivable                                        1,288           1,752
       Inventories                                                1,730           1,553
       Prepaid expenses and other                                    90             (80)
       Accounts payable                                          (1,001)         (1,787)
       Accrued compensation and employee benefits                  (270)           (633)
       Other liabilities                                          1,844            (120)
                                                                -------          ------

     Net cash used by operating activities                       (1,800)           (496)
                                                                -------          ------

Cash flows from investing activities:
   Equipment and leasehold improvements                           ( 362)           (424)
   Decrease in short-term investments                                --           2,334
                                                                -------          ------

     Net cash provided (used) by investing activities             ( 362)          1,910
                                                                -------          ------


Cash flows from financing activities:
   Issuance of capital stock                                         46             479
                                                                 ------          ------
     Net cash provided by financing activities                       46             479
                                                                 ------          ------


Net increase (decrease) in cash                                  (2,116)          1,893
Cash, beginning of period                                         6,028           1,532
                                                                 ------           -----


Cash, end of period                                              $3,912          $3,425
                                                                =======          ======





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

Note 2 - Consolidated Condensed Balance Sheet Detail:

                                                                      (In thousands)
                                                              June 29, 1996   December 31, 1995
                                                              -------------   -----------------

Inventories:
  Raw materials                                                       $-                $-
  Work-in-process                                                      -               630
  Finished goods                                                       -             1,100
                                                                 -------          --------

                                                                      $-            $1,730
                                                                 =======          ========

Equipment and leasehold improvements:
  Machinery and equipment                                         $7,653           $13,043
  Furniture and fixtures                                             795             1,086
  Leasehold improvements                                             384               373
                                                                 -------          --------

                                                                   8,832            14,502
  Less accumulated depreciation and amortization                 (7,551)          (12,904)
                                                                 -------          --------

                                                                  $1,281            $1,598
                                                                 =======          ========

Other accrued liabilities:
  Accrued purchase commitments                                      $876                $-
  Deferred revenue                                                   900                 -
  Other                                                              625               557
                                                                 -------          --------

                                                                  $2,401              $557
                                                                 =======          ========

Note 3 - Earnings (Loss) per Share:

Earnings (loss) per share is computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

Note 4 - Technology License

During the second quarter, the Company entered into a non-exclusive $4.8 million technology license and joint development agreement with a large semiconductor manufacturer. The Company is accounting for this contract using the percentage of completion method. During the second quarter, the Company received cash payments of $3.0 million, and recorded revenue of $2.1 million or 65% of total revenue under this agreement. The remaining $1.8 million of payments are anticipated to occur later in 1996 depending on the Company's achievement of certain development milestones. There can be no assurance that the Company will be able to achieve all such milestones. Revenue from this agreement is anticipated to represent a substantial portion of revenue in the third quarter of 1996; however, total revenue is expected to be below the second quarter level. Revenue levels beyond the third quarter will depend on the Company's ability to license technology and find a strategic partner to help commercialize the Company's technology and products.

                               WEITEK CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

When used in the following report, the words "projects", "expects", "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-Q. A number of factors may impact the outcome of actual results, but in particular, whether the Company is successful in licensing its technology and identifying a strategic partner to help bring its technology to the market.

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

On March 1, 1996, the Company announced that its revenues had continued to decline significantly due to recent changes in the personal computer marketplace which have caused customers to delay purchases of its initial UMA product, the W464. As a result, the Company recorded reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. In addition, a decline in memory prices and increased competition for chip sets made it unlikely that the Company could successfully commercialize its next generation W564 UMA chip set. As a result of these factors, the Company announced that it no longer has sufficient resources to independently pursue a business strategy of manufacturing UMA chip sets and would instead focus on licensing its technology. The Company is attempting to form strategic relationships with companies that can successfully develop products based on its UMA technology. No such relationships have been formalized to date. There can be no assurance that the Company will be successful in these efforts.

NET REVENUE

Net revenue in the second quarter and first six months of 1996 decreased 36% and 62% from the same periods in 1995. Revenue in 1996 has been derived primarily from technology licensing. Overall, revenue declined due to a drop in sales of mature products. Although the Company has had some success in licensing technology, revenue from this activity has not offset the decline in product sales.

Net revenue in the second quarter of 1996 was $3.2 million compared to $1.0 million in the first quarter of 1996. During the second quarter, the Company entered into a non-exclusive $4.8 million technology license and joint development agreement with a large semiconductor manufacturer. The Company is accounting for this contract using the percentage of completion method. During the second quarter, the Company received cash payments of $3.0 million, and recorded revenue of $2.1 million or 65% of total revenue under this agreement. The remaining $1.8 million of payments are anticipated to occur later in 1996 depending on the Company's achievement of certain development milestones.
There can be no assurance that the Company will be able to achieve all such milestones. During the second quarter, the Company also recorded revenue from a separte technology license agreement totaling $0.5 million.

International net revenue was 75% and 56% of net revenue in the second quarter and in the first six months of 1995 compared to 27% of net revenue in the comparable periods of 1995. The increased percentage of international net revenue for 1996 was due to an increased proportion of revenue from Europe.

One customer represented 65% and 50% of revenue for the second quarter and first half of 1996. One additional customer represented 15% and 12% of revenue for the same periods. A third customer accounted for 19% and 17% of revenue in the second quarter and first six months of 1996 compared to 17% and 21% for the same periods a year ago. Two additional customers made up 33% and 14% of revenue in the second quarter of 1995, and 30% and 15% of revenue in the first half of 1995. No other customer represented 10% or more of the Company's revenue during these periods.

GROSS MARGIN

The Company's gross margin was 35% in the second quarter of 1996 compared to 39% in the same period a year ago. Gross margin for the first six months of 1996 was a negative 46% compared to a positive 37% for the first six months of 1995. Second quarter of 1996 results include approximately $0.5 million of additional inventory reserves for the Company's W464 UMA chip set. In spite of reduced pricing, the Company received no customer orders for this product during the second quarter, and has now fully reserved all inventory and committed purchases. An additional $3.3 million of inventory reserves for this product were recorded in the first quarter of 1996.

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 31% in the second quarter and 104% in the first six months of 1996, compared to 60% and 56% in the same periods a year ago. In absolute dollars, total operating expenses were $1.0 million in the second quarter and $4.4 million in the first six months of 1996 down from $3.0 million in the second quarter and $6.1 million in the first half of 1995. Operating expenses for the second quarter include the effect of a transfer of $1.0 million of engineering expenses to cost of sales pursuant to the Company's joint development agreement. In addition, operating expenses for the first six months of 1996 include $0.4 million of severance costs pursuant to a cost reduction program implemented in the first quarter.

Research and development expenses as a percentage of net revenue were 13% and 55% in the second quarter and first six months of 1996 compared to 39% and 36% in the comparable periods a year ago. In absolute dollars, research and development expenses for the second quarter of 1996 were $0.4 million compared to $2.0 million in the second quarter of 1995. Expenses in the first six months of 1996 decreased to $2.3 million from $4.0 million in the first half of 1995. The decrease in expenses during 1996 is primarily due to the transfer of $1.0 million of engineering costs to cost of sales under the Company's joint development agreement, as well as lower staffing levels. Over 60% of the Company's employees are involved in research and development activities.

Sales and marketing expenses decreased as a percentage of net revenue to 7% and 19% in the second quarter and first six months of 1996 from 14% and 13% in the comparable periods a year ago. In absolute dollars, sales and marketing expenses were $0.2 million in the second quarter of 1996, down from $0.7 million in the second quarter of 1995. Expenses in the first half of the year decreased from $1.4 million in 1995 to $0.8 million in 1996, primarily due to lower staffing levels and decreased promotional expenditures.

General and administrative expenses as a percentage of net revenue were 11% and 20% in the second quarter and first six months of 1996 compared to 7% in the same periods in 1995. In absolute dollars, general and administrative expenses were $0.3 million and $0.8 million in the second quarter and first half of 1996, compared to $0.4 million and $0.7 million in the comparable periods of 1995. General and administrative expenses for 1996 include costs related to the relocation of the Company's headquarters, offsetting reductions due to lower staffing levels.

PROVISION FOR INCOME TAXES

The Company recorded no tax provision in the second quarter of 1996. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. Consequently, if the Company is profitable in future periods, the Company's effective tax rate in such periods may be somewhat below the statutory rate.

NET INCOME

The Company generated net income of $0.2 million and a net loss of $6.2 million in the second quarter and first six months of 1996, compared to a net loss of $0.9 million and $1.8 million in the second quarter and first half of 1995.

As a percentage of net revenue, the net loss increased from 17% in the first six months of 1995 to 147% in the first half of 1996. Approximately $4.2 million of the loss in the first half of 1996 was due to additional inventory reserves for the W464 chip set and costs associated with a reduction in work force.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1996 the Company's principal source of liquidity was $3.9 million of cash and short-term investments. The Company also has a line of credit, secured by accounts receivable. The Company is not currently in compliance with its loan covenants and has no ability to utilize this line of credit.

The Company has suffered recurring losses from operations and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. The Company has been unsuccessful in selling its inventory of W464 chip sets, which has impacted the Company's financial position and liquidity. The Company does not believe that its cash resources are adequate to fund its operations for the next twelve months. As a result, the Company has announced that it has changed its business strategy to focus on licensing its technology and is taking immediate steps to reduce costs and preserve liquidity. The Company is actively seeking partners to help bring its technology to market. There can be no assurance that the Company will be successful in these efforts and serious liquidity problems could result if it is unsuccessful.

OUTLOOK:  ISSUES AND RISKS

In July of 1995, the Company announced that it had entered into a technology exchange agreement with Samsung Electronics Company, Ltd. to co-develop a family of advanced multimedia integrated circuits. As part of the agreement, Samsung was to provide the Company with wafer capacity allocations as well as funding based on the achievement of certain engineering milestones. Given the change in its strategic direction, the Company is reviewing this agreement with Samsung, and expects that the agreement will be terminated. The Company has not recorded any revenue associated with the agreement during 1996.

The Company currently anticipates that third quarter revenue will be below the second quarter level, due primarily to lower sales of mature products. Operating expenses, before any transfers to cost of sales, are anticipated to remain flat or decline from second quarter levels due to tight cost controls. Revenue levels beyond the third quarter will depend on the Company's ability to license technology and find a strategic partner to help commercialize the Company's technology and products.

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

                             FOR THE QUARTER ENDED
                                 JUNE 29, 1996

                                    PART II


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                10.8   License Agreement dated April 23, 1996*

          (b)   Report on Form 8-K

                None


































* Confidential treatment requested.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       WEITEK CORPORATION



Date: August 12, 1996                  /s/ Richard H. Bohnet
                                       ----------------------------------------
                                       Richard H. Bohnet
                                       President and Chief Executive Officer


                                       /s/ Paul K. Kidman
                                       ----------------------------------------
                                       Paul K. Kidman
                                       Director of Finance

         Exhibit Index                                     Page Number
         ------------------------------------------------  -----------


         10.8     License Agreement dated April 23, 1996*      14


















































* Confidential treatment requested.