Form 10-Q
period 1996-09-28
WEITEK CORP
filed 1996-11-12
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

              8,654,156 shares of common stock at November 1, 1996

                               WEITEK CORPORATION



                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                               September 28, 1996









                                     PART I



                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               WEITEK CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            September 28, 1996       December 31, 1995
                                                            ------------------       -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $  3,463                  $  6,028
     Accounts receivable, net of allowances
        of $682 and $716                                             408                     1,606
     Inventories                                                    --                       1,730
     Prepaid expenses and other                                      179                       272
                                                                --------                  --------

              Total current assets                                 4,050                     9,636

Equipment and leasehold improvements, net                          1,099                     1,598
Other assets                                                          34                        34
                                                                --------                  --------

                                                                $  5,183                  $ 11,268
                                                                ========                  ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                           $  2,649                  $  3,637
     Accrued compensation and employee benefits                    1,211                     1,481
     Other current liabilities                                     1,744                       557
                                                                --------                  --------

              Total current liabilities                            5,604                     5,675
                                                                --------                  --------

Shareholders' equity (deficit):
     Preferred stock, 1,000,000 shares authorized, no par
       value, no shares outstanding                                 --                        --
     Common stock, 50,000,000 shares authorized, no par
       value, 8,654,156 and 8,632,156 shares outstanding          23,141                    23,095
     Retained earnings (deficit)                                 (23,562)                  (17,502)
                                                                --------                  --------

              Total shareholders' equity (deficit)                  (421)                    5,593
                                                                --------                  --------

                                                                $  5,183                  $ 11,268
                                                                ========                  ========



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          Three Months Ended           Nine Months Ended

                                    Sept 28, 1996  Sept 30, 1995  Sept 28, 1996  Sept 30, 1995
                                    -------------  -------------  -------------  -------------
Net revenue                             $1,900       $ 3,300        $ 6,100        $ 14,300
Cost of revenue                          1,307         1,775          7,437           8,705
                                        ------       -------        -------        --------

Gross margin                               593         1,525         (1,337)          5,595

Research and development                   153         1,750          2,470           5,741
Sales and marketing                         96           648            880           2,072
General and administrative                 289           357          1,543           1,077
                                        ------       -------        -------        --------

Operating income (loss)                     55        (1,230)        (6,230)         (3,295)
Other income                                45           100            170             325
                                        ------       -------        -------        --------

Income (loss) before income taxes          100        (1,130)        (6,060)         (2,970)
Provision for income taxes                --            --             --              --
                                        ------       -------        -------        --------


Net income (loss)                       $  100       $(1,130)       $(6,060)       $ (2,970)
                                        ======       =======        =======        ========

Income (loss) per share                 $  .01       $  (.13)       $  (.70)       $   (.35)
                                        ======       =======        =======        ========

Weighted average common
     shares and equivalents              8,670         8,546          8,650           8,423
                                        ======       =======        =======        ========



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                          Sept 28, 1996            Sept 30, 1995
                                                          -------------            -------------
Cash flows from operating activities:
    Net loss                                                 $(6,060)                 $(2,970)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                              884                      929
      Changes in assets and liabilities:
        Accounts receivable                                    1,198                    2,854
        Inventories                                            1,730                    1,081
        Prepaid expenses and other                                93                      (49)
        Accounts payable                                        (988)                  (1,734)
        Accrued compensation and employee benefits              (270)                    (508)
        Other liabilities                                      1,187                       39
                                                             -------                  -------

      Net cash used by operating activities                   (2,226)                    (358)
                                                             -------                  -------

Cash flows from investing activities:
    Equipment and leasehold improvements                        (385)                    (670)
    Decrease in short-term investments                          --                      2,825
                                                             -------                  -------

      Net cash provided (used) by investing activities          (385)                   2,155
                                                             -------                  -------


Cash flows from financing activities:
    Issuance of capital stock                                     46                      586
                                                             -------                  -------

      Net cash provided by financing activities                   46                      586
                                                             -------                  -------


Net increase (decrease) in cash                               (2,565)                   2,383
Cash, beginning of period                                      6,028                    1,532
                                                             -------                  -------


Cash, end of period                                          $ 3,463                  $ 3,915
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


Note 2 - Consolidated Condensed Balance Sheet Detail:

                                                                  (In thousands)
                                                   September 30, 1996         December 31, 1995
                                                   ------------------         -----------------
Inventories:
    Raw materials                                        $   --                    $   --
    Work-in-process                                          --                         630
    Finished goods                                           --                       1,100
                                                         --------                  --------

                                                         $   --                    $  1,730
                                                         ========                  ========

Equipment and leasehold improvements:
    Machinery and equipment                              $  7,541                  $ 13,043
    Furniture and fixtures                                    795                     1,086
    Leasehold improvements                                    384                       373
                                                         --------                  --------

                                                            8,720                    14,502
    Less accumulated depreciation and amortization         (7,621)                  (12,904)
                                                         --------                  --------

                                                         $  1,099                  $  1,598
                                                         ========                  ========

Other accrued liabilities:
    Accrued purchase commitments                         $    876                  $   --
    Other                                                     868                       557
                                                         --------                  --------

                                                         $  1,744                  $    557
                                                         ========                  ========


Note 3 -- Earnings (Loss) per Share:

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

On March 1, 1996, the Company announced that its revenues had continued to decline significantly due to recent changes in the personal computer marketplace which have caused customers to delay purchases of its initial UMA product, the W464. As a result, the Company recorded reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. In addition, the recent decline in memory prices and increased competition for chip sets made it unlikely that the Company could successfully commercialize its next generation W564 UMA chip set. As a result of these factors, the Company announced that it no longer has sufficient resources to independently pursue a business strategy of manufacturing UMA chip sets and would instead focus on licensing its technology. The Company is also pursuing alternatives ranging from selling the Company, to strategic relationships with companies that can successfully develop products based on its UMA technology, to winding up the affairs of the Company.

NET REVENUE

Net revenue in the third quarter was $1.9 million compared to $3.3 million for the third quarter in 1995. Net revenue in the third quarter and first nine months of 1996 decreased 42% and 57% from the same periods in 1995. Substantially all of the revenue in the third quarter resulted from a previously announced technology license and joint development agreement with a large semiconductor manufacturer.

A major customer accounted for 96% and 64% of net revenue in the third quarter and first nine months of 1996. Sales of the Company's products to a Japanese distributor, represented 4% and 12% of net revenue for the third quarter and the first nine months of 1996. Sales to this distributor were 22% of net revenue in the third quarter of 1995 and 21% of net revenue for the first nine months of 1995. Returns of the Company's products by another customer reduced sales by 8% in the first nine months of 1996. Another customer accounted for 13% and 15% of net revenue in the third quarter and first nine months of 1995. Another customer represented 23% of net revenue in the first nine months of 1995. No other customer represented 10% or more of the Company's revenue during these periods.

GROSS MARGIN

The Company's gross margin was 31% and negative 22% in the third quarter and first nine months of 1996 compared to 46% and 39% in the same periods in 1995. Gross margin in the first nine months of 1995 included an end-of-life sale of mature, higher margin workstation products as well as improved manufacturing yields.

OPERATING EXPENSES

As a percentage of net revenue, operating expenses were 28% in the third quarter and 80% in the first nine months of 1996, compared to 83% and 62% in the same periods a year ago. In absolute dollars, total operating expenses were $538,000 in the third quarter and $4.9 million in the first nine months of 1996 down from $2.8 million in the third quarter and $8.9 million in the first nine months of 1995. Overall operating expenses in the first nine months of 1996 declined from 1995 levels due to the effect of a restructuring of operations in the first quarter of 1996, which reduced the Company's workforce by approximately 30%.

Research and development expenses as a percentage of net revenue were 8% and 40% in the third quarter and first nine months of 1996 compared to 53% and 40% in the comparable periods a year ago. In absolute dollars, research and development expenses for the third quarter of 1996 were $153,000 compared to $1.8 million in the third quarter of 1995. Research and development expenses in the first nine months of 1996 decreased to $2.5 million from $5.7 million in the first nine months of 1995. The decrease in research and development expenses during 1996 is primarily due to the transfer of $2.2 million of engineering costs to cost of sales under the Company's joint development agreement as well as lower staffing levels. Approximately 80% of the Company's employees are involved in research and development activities.

Sales and marketing expenses decreased as a percentage of net revenue to 5% in the third quarter of 1996 from 20% in the third quarter of 1995 and remained constant at 14% in the first nine months of 1996 and the comparable period from a year ago. In absolute dollars, sales and marketing expenses were $96,000 in the third quarter of 1996, down from $648,000 in the third quarter of 1995. Expenses in the first nine months of the year decreased from $2.1 million in 1995 to $880,000 in 1996, primarily due to lower staffing levels.

General and administrative expenses as a percentage of net revenue were 15% and 19% in the third quarter and first nine months of 1996 compared to 11% and 8% in the same periods in 1995. In absolute dollars, general and administrative expenses decreased to $289,000 in the third quarter of 1996 from $357,000 in the third quarter of 1995. General and administrative expenses increased to $1.5 million for the first nine months of 1996 from $1.1 million for the same period in 1995. The increase was attributable to severence costs incurred during the the first nine months of 1996.

PROVISION FOR INCOME TAXES

The Company recorded no tax provision in the third quarter of 1996. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable.

NET INCOME

The Company generated net income of $100,000 and a net loss of $6.1 million in the third quarter and first nine months of 1996, compared to net losses of $1.1 million and $3.0 million in the third quarter and first nine months of 1995. As a percentage of net revenue, the net loss increased from 21% in the first nine months of 1995 to 99% in the first nine months of 1996. Approximately $4.2 million of the loss in the first nine months of 1996 was due to additional inventory reserves and costs associated with the Company's reduction in workforce.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1996 the Company's principal source of liquidity was $3.5 million of cash and cash equivalents.

The Company has suffered recurring losses from operations and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. The Company has been unsuccessful in selling its inventory of W464 chip sets and the Company has no new products currently in development. The Company does not believe that its cash resources are adequate to fund its operations for the next twelve months. The Company has announced that its business strategy is to focus on licensing its technology and has taken steps to reduce costs and preserve liquidity. The Company is actively seeking partners to help bring its technology to market, but there can be no assurance that the Company will be successful in these efforts. If these efforts are unsuccessful, serious liquidity problems could result and the company may consider other options ranging from selling the Company, to strategic relationships with companies that can successfully develop products based on its UMA technology, to winding up the affairs of the Company.

OUTLOOK:  ISSUES AND RISKS

On October 28, 1996, Mr. Paul Kidman resigned as Director of Finance.

The Company currently anticipates that fourth quarter revenue will be significantly below the third quarter level due to uncertainty about the Company's ability to achieve future milestones under the previously noted technology licensing agreement. In addition, the Company anticipates that fourth quarter cost of revenue and operating expenses will be significantly below the third quarter level mainly due to negotiated reductions in existing liabilities with vendors. Future revenue levels depend upon the Company's ability to license technology and find a strategic partner to help commercialize the Company's technology. There can be no assurance that the Company will be successful in these efforts.

The Company is actively searching for a strategic partner or an acquirer to purchase the Company. If unsuccessful in this effort, the Company expects to proceed to wind up its affairs in the near future.

The Company's expectations regarding business opportunities are forward-looking statements, and actual results could vary. The Company has very limited experience with the licensing and strategic partnering strategy being pursued by the Company. There can be no assurance that the Company can successfully transition its business model, or that even if the transition is successful that the Company will be able to consistently generate profits in the new model. Other risk factors include the Company's ability to retain its engineering team, and schedule and technical risks that are typical of complex engineering programs. Although the Company has taken actions to reduce its expense levels, the Company may continue to experience losses from operations that raise substantial doubt about the Company's ability to continue as a going concern.

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 28, 1996

                                     PART II


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    27.1    Financial Data Schedule

              (b)   Report on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WEITEK CORPORATION



Date:    November 8, 1996            /s/ Richard H. Bohnet
       -------------------           ---------------------
                                     Richard H. Bohnet
                                     President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit                           Description

 27.1                        Financial Data Schedule