Form 10-K405
period 1996-12-31
WEITEK CORP
filed 1997-04-15
CIK 719322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                       OR

     [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from               to
                                                               --------------
           -------------------

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
YES   X       NO
    ----         ----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on April 1, 1997 as reported on the OTC Bulletin Board System, was approximately $3,202,038. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 1997, registrant had outstanding 8,654,156 shares of Common
Stock.

Documents Incorporated by Reference:  None

                                     PART I

     When used in the following report, the words "projects", "expects", "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results (including the amount of any liquidating distribution to shareholders) could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K. A number of factors may impact the outcome of actual results, but in particular, (a) the outcome of pending claims filed with the Bankruptcy Court by certain creditors of the Company (b) whether the Company is successful in selling the remainder of its assets and technology (c) whether any claims arise against the Company of which the Company is not currently aware and (d) the costs associated with winding up the affairs of the Company.

ITEM 1.  BUSINESS.

General

     Weitek Corporation (the "Company") specializes in semiconductor technology to enhance the performance and value of industry-standard computers and software. Weitek was founded in 1981, and has its headquarters in San Jose, California.

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

     On March 1, 1996, the Company announced that its revenues had continued to decline significantly due to changes in the personal computer marketplace which caused customers to delay purchases of its initial UMA product, the W464. As a result, the Company recorded reserves to reflect a revaluation of W464 chip set inventory and a company-wide cost reduction program. In addition, a decline in memory prices and increased competition for chip sets made it unlikely that the Company could successfully commercialize its next generation W564 UMA chip set. As a result of these factors, the Company announced that it no longer had sufficient resources to independently pursue a business strategy of manufacturing UMA chip sets and would instead focus on licensing its technology and pursuing other alternatives ranging from selling the Company, to strategic relationships with companies that could successfully develop products based on its UMA technology, to winding up the affairs of the Company.

     On December 11, 1996 the Company filed a voluntary plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, Northern District of California, San Jose Division (the "Bankruptcy Court"). The Company filed the Plan in connection with the signing of an asset purchase agreement (the "Rockwell Agreement") with Rockwell Semiconductor Systems, Inc. ("Rockwell"). Under the terms of the Rockwell Agreement, Rockwell agreed to pay approximately $3,124,000 to acquire certain of the Company's assets and a non-exclusive license to certain of the Company's technology. While awaiting approval of the Plan by the Bankruptcy Court, the Company provided contract engineering services to Rockwell and received permission from the Bankruptcy Court to permit Rockwell to use the Company's San Jose, California design facilities and hire the Company's engineers and other employees sought by Rockwell. The Plan, which includes the Rockwell Agreement as well as the disposition of all other remaining assets and technology of the Company, was approved by the Bankruptcy Court on March 20, 1997. On April 1, 1997 the Rockwell Agreement became effective and the Company completed the sale of assets to Rockwell. Pursuant to the approved Plan, the Company intends to sell all other remaining assets and technology of the Company and to wind up its affairs in the first half of 1997.

     Given the change in the Company's business strategy outlined above, the following description of the Company's historical business operations is not indicative of what its future operations will be. The Company intends to sell all remaining assets and technology and does not intend to continue as a going concern. The Company intends to complete the windup of its affairs in the first half of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements.


Sales and Technical Support

     The Company has sold its products and provided technical support to leading domestic manufacturers through its direct sales force headquartered in the Company's principal offices in San Jose, California. The Company has utilized a national distributor, Bell Microproducts, to supplement its direct sales force in the United States and has also used a number of sales representatives to augment its distributor and direct sales efforts. Distributors have been granted limited product return rights which were typical in the industry. In 1996 the Company transitioned to a business strategy which included an increased emphasis on licensing technology and providing engineering services as a means to generate revenue.

     International sales have been managed by the Company's sales representatives and conducted through distributors located primarily in Europe, Japan and Taiwan. International sales represented 10% of net revenue in 1996, 39% of net revenue in 1995 and 25% of net revenue in 1994. International sales are generally denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties in obtaining export licenses.

     Sales to SGS Thompson Microelectronics, Inc. accounted for 57% of net revenue in 1996. Ryoyo, a Japanese distributor, accounted for 10% and 24% of net revenue in 1996 and 1995, respectively. Siemens represented 19% of the Company's net revenue in 1995. Sales to Diamond Multimedia Systems represented 12%, and 22% of net revenue in 1995 and 1994, respectively. No other customer represented 10% or more of the Company's net revenue during these periods.

Backlog

     As of December 31, 1996, the Company had no orders for any of its products.

Manufacturing Strategy

     The Company previously announced that it no longer had sufficient resources to independently pursue a strategy of manufacturing chip sets. The Company ceased manufacturing chipsets and other products in February 1996. The Company no longer manufactures chip sets or any other product.

Research and Development

     Research and development expenditures were 31% of net revenue in 1996, 42% of net revenue in 1995, and 34% of net revenue in 1994. Expenditures for research and development in 1996, 1995 and 1994 were approximately $2.5 million, $7.3 million and $9.6 million, respectively. As of April 1, 1997, the Company had no full-time employees engaged in research and development activities.

Competition

     The Company intends to sell all remaining assets and technology and does not intend to continue as a going concern. The Company does not believe that competition is a factor in carrying out this strategy.

Patents and Licenses

     The Company has been issued patents in the United States and Japan. In addition, the Company has registered maskworks with the United States Copyright office and with the Industrial Property Rights Cooperation Center in Japan. The Company believes that these patents and maskwork registrations may have value and is currently in the process of identifying buyers for certain of these patents and maskwork registrations. Any sale of patents or maskwork registrations will be made only with the approval of the Bankruptcy Court, as will the sale of any other of the Company's remaining assets. However, the amount which may be realized, if any, from the sale of these patents and maskwork registrations can not be determined.

     The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

Employees

     As of December 31, 1996 the Company had approximately 27 employees of whom 20 were subsequently employed by Rockwell pursuant to the Rockwell Agreement. All remaining employees were terminated by April 1, 1997. Under the Plan, Richard H. Bohnet is designated as the "Responsible Person" to carry out the winding up of the Company's affairs.

ITEM 2.        PROPERTIES.

     The Company's executive offices occupy 40,000 square feet of a leased facility in San Jose, California under a lease which expires in 2001. This lease was assigned to Rockwell on April 1, 1997 pursuant to the Rockwell Agreement.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1995, the Company received a demand letter from an attorney representing a former employee of the Company. This former employee claims an uninsured disability loss of $691,200 resulting from her reliance on statements allegedly made by the Company in connection with a company-wide reduction-in-force. This claim has been submitted to the Bankruptcy Court. The Company has reviewed this claim and believes that it is without merit and will not have a material effect on the results of operations or financial condition. However, litigation claims are subject to inherent uncertainties and thus there can be no assurance that this matter will ultimately be resolved in favor of the Company or that such matter will not result in a significant liability to the Company.

     On December 11, 1996, the Company filed a voluntary petition and a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. This filing was pursuant to and a condition of the Rockwell Agreement. On March 20, 1997, the Bankruptcy Court approved the plan of reorganization.

     There are no other legal proceedings against the Company of which the Company is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders of the Company during the last fiscal quarter of 1996. By February 14, 1997 a ballot was mailed to all security holders of the Company, as well as certain of the Company's creditors, soliciting their vote on or before March 11, 1997 to accept or reject the Plan. Accompanying the ballot was a Disclosure Statement approved by the Bankruptcy Court, the Plan and the Rockwell Agreement. The affirmative vote of more than two-thirds of the holders of outstanding equity security interest was received which was sufficient to accept the Plan.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the OTC Bulletin Board System under the symbol WWTK. The following table indicates the range of the high and low closing prices during each quarter of the two most recent fiscal years.

                                      1996                                  1995
                                      ----                                  ----
                             High               Low               High                Low
                             ----               ---               ----                ---
     First Quarter           $3.38             $1.25              $4.00              $1.91
     Second Quarter           1.81              0.72               5.25               3.25
     Third Quarter             .94               .25               6.88               3.88
     Fourth Quarter            .38               .09               6.00               2.88

     As of April 1, 1997, there were approximately 3,550 shareholders. The Company has not paid cash dividends on its common stock. The Company intends to pay a liquidation dividend to common shareholders in 1997. The amount, if any, of this liquidation dividend is subject to the risk factors set forth elsewhere in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        Year Ended December 31,
                                                                 --------------------------------------
(In thousands, except per share data)            1996        1995        1994        1993        1992
-----------------------------------------------------------------------------------------------------------------

STATEMENT OF DISCONTINUED OPERATIONS DATA:
Net revenue from discontinued operations      $  7,972    $ 17,600    $ 28,450    $ 36,250    $ 26,460
Loss from discontinued operations               (2,772)     (4,305)    (10,570)     (1,435)    (10,880)
Loss per share from discontinued operations       (.32)       (.51)      (1.30)       (.18)      (1.42)

BALANCE SHEET DATA:
Cash and short-term investments               $  2,878    $  6,028    $  8,564    $ 11,490    $ 15,743

Total assets                                     4,186      11,268      17,440      25,266      25,839

Shareholders' equity                             2,867       5,593       9,138      18,906      19,232

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF DISCONTINUED OPERATIONS.

        During its 1996 fiscal year, the Company substantially changed its business strategy. The Company is in the process of winding up its affairs and does not intend to continue its operations. The following discussion should be read in conjunction with the "OUTLOOK: ISSUES AND RISKS" section at the end of this discussion and with Note 2 of the Notes to Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

Net Revenue. Net revenue decreased by 55% to $8.0 million in 1996 compared to $17.6 million in 1995, which represented a 38% decrease from 1994 net revenue of $28.5 million. The decrease in net revenue in 1996 was due to an overall decrease in demand for the Company's products. Net revenue in 1996 was derived primarily from technology licensing contracts.

Gross Margin. Gross margin was 20% of net revenue in 1996, compared to 39% in 1995, and 28% in 1994. 1996 margins include additional inventory reserves and adjustments of $1.9 million offset by a favorable settlement of outstanding balances with a major vendor of $.7 million in the fourth quarter. Also in the fourth quarter of 1996 the Company eliminated accrued liabilities of $0.4 million which were no longer required as a result of the Company's decision not to continue as a going concern. 1994 margins include additional inventory reserves of $2.8 million and restructuring charges of $0.2 million recorded in the fourth quarter. The fourth quarter of 1994 was also impacted by a manufacturing yield problem which reduced margins by approximately $1.1 million. The Company's gross margin percentage has been highly dependent on product mix, as the Company's user interface products typically carried gross margin percentages lower than the Company's mature workstation products.

Expenses. Operating expenses were 58% of net revenue in 1996, a decrease from 66% in 1995 and from 67% in 1994. In absolute dollar amounts, operating expenses decreased to $4.6 million in 1996 from $11.6 million in 1995 and $19.1 million in 1994, reflecting lower staffing levels and tighter spending controls. 1996 operating expenses included approximately $0.4 million in severance benefits. In the fourth quarter of 1996 the Company eliminated accrued liabilities of $3.3 million which were no longer required upon the Company's decision not to continue as a going concern. 1994 operating expenses included approximately $0.6 million of restructuring charges for a corporate downsizing, impacting primarily sales and marketing and general and administrative expenses.

       Research and development expenses as a percentage of net revenue were 31% in 1996, a decrease from 42% in 1995 and 34% in 1994. Expenditures in absolute dollars decreased to $2.5 million in 1996 from $7.3 million in 1995 and from $9.6 million in 1994, reflecting cost savings from a consolidation of development activities. As of April 1, 1997, no employees were involved in research and development activities.

       Sales and marketing expenses as a percentage of net revenue were 4% in 1996, compared to 16% in 1995 and 26% in 1994. Expenditures in absolute dollars declined to $0.3 million in 1996 from $2.8 million in 1995 and $7.3 million in 1994. The decline in sales and marketing expenses was primarily due to lower staffing levels and a decrease in advertising and promotional expenditures.

       General and administrative expenses as a percentage of net revenue were 22% in 1996, compared to 8% in 1995 and 7% in 1994. Expenditures in absolute dollars were $1.8 million in 1996 and $1.4 million in 1995, a decrease from $2.1 million in 1994. The increase in 1996 from 1995 expenses was primarily due to a charge of $0.3 million in the fourth quarter of 1996 for estimated losses to be incurred on the expected sale of furniture and equipment. The decrease in 1995 from 1994 expenses was primarily due to lower staffing levels.

Interest and Other Income. Interest and other income as a percentage of net revenue was 3% in 1996, compared to 2% in 1995 and 1% in 1994. In absolute dollars, interest and other income decreased to $0.2 million in 1996, compared to $0.4 million in 1995 and $0.4 million in 1994.

Income Taxes. The Company recorded no tax benefit for 1996, 1995 and 1994. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. A valuation allowance has been provided for such benefits which are unlikely to be utilized. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations.

Net Income During Phase-Out Period. In the fourth quarter of 1996, the Company decided to discontinue all its operations. Restructuring charges related to employee salary and severance costs, legal and other costs associated with bankruptcy proceedings, and the windup of the Company's affairs were estimated to be approximately $1.5 million. These costs to be incurred were more than offset by restructuring revenue consisting of the proceeds of the Rockwell Agreement of $3.1 million and other technology licensing revenue and thus, will be recorded when realized (see Note 1 of the Notes to Consolidated Financial Statements.)

Net Loss. The Company generated a net loss of $2.8 million in 1996 compared to a net loss of $4.3 million in 1995 and a net loss of $10.6 million in 1994. As a percentage of net revenue, the 1996 net loss was 35%, compared to 24% in 1995 and 37% in 1994. Approximately $1.9 million of additional inventory reserves, $0.4 million of severance costs and $0.3 million of fixed asset valuation reserves were included in the net loss in 1996. In 1994, approximately $3.6 million of additional inventory reserves and restructuring charges were included in the net loss.

LIQUIDITY AND CAPITAL RESOURCES OF DISCONTINUED OPERATIONS

     At December 31, 1996, the Company's cash balance was $2.9 million and working capital was $2.9 million. In 1996, cash and cash equivalents, and working capital declined by $3.2 million and $1.1 million, respectively, primarily due to the net loss from discontinued operations. Capital expenditures were $0.4 million in 1996 and were mainly for design automation tools and engineering workstations. The Company has suffered recurring losses from operations and has an accumulated deficit. At December 31, 1996, the Company had no available credit facilities.

OUTLOOK:  ISSUES AND RISKS

     On December 11, 1996 the Company filed a voluntary plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. The Company filed the Plan in connection with the signing of the Rockwell Agreement with Rockwell. Under the terms of the Rockwell Agreement, Rockwell agreed to pay approximately $3 million to acquire certain of the Company's assets and a non-exclusive license to certain of the Company's technology. While awaiting approval of the Plan by the Bankruptcy Court, the Company provided contract engineering services to Rockwell and received permission from the Bankruptcy Court to permit Rockwell to use the Company's San Jose, California design facilities and hire the Company's engineers and other employees sought by Rockwell. The Plan, which includes the Rockwell Agreement as well as the disposition of all other remaining assets and technology of the Company, was approved by the Bankruptcy Court on March 20, 1997. On April 1, 1997 the Rockwell Agreement became effective and the Company completed the sale of assets to Rockwell. Pursuant to the approved Plan, the Company intends to sell all other remaining assets and technology of the Company and to wind up its affairs in the first half of 1997.

     As announced on January 24, 1997, based upon the proceeds received by the Company under the Rockwell Agreement, other asset sales, as well as the possible receipt of other anticipated revenue and after satisfaction of known claims, the Company expects to make a liquidating distribution to its shareholders estimated to be between $0.40 and $0.60 per share. The amount of the liquidating distribution will depend on several factors including, but not limited to (i) the number of successful claims asserted by creditors against the Company in the bankruptcy proceedings, (ii) the amount, if any, received by the Company from the sale of remaining assets and technology, (iii) costs associated with winding up the affairs of the Company and (iv) the time required to wind up the affairs of the Company. The liquidating distribution is expected to take place in the first half of 1997.

       Actual results may differ materially from those described herein. Factors which may cause such results (including the amount of any liquidating distribution to shareholders) to differ include, but are not limited to the following: (i) there can be no assurance that the Company will be successful in locating buyers for the remaining assets, or will collect other anticipated revenue or amounts due to the Company (ii) the outcome of pending claims filed with the Bankruptcy Court by certain creditors of the Company (iii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iv) the costs associated with winding up the affairs of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to the consolidated financial statements and the financial statement schedules are listed in Item 14 on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The persons listed below served as directors and/or executive officers of the Company during 1996.

                   Name             Age                       Principal Occupation                      Director
                                                                                                          Since

         Richard H. Bohnet          55      Director, President and Chief Executive
                                            Officer of the Company                                        1996
         Jack C. Carsten            54      Private Investor and Consultant                               1990
         Arthur J. Collmeyer        54      Chairman of the Board of the Company                          1981
         Barry L. Cox               53      Former President and Chief Executive Officer
                                            of the Company                                                1992
         David L. Gellatly          53      Marketing Consultant, Former President and
                                            Chief Executive Officer of the Company                        1995
         W. Frank King III          56      President, Pencom Software                                    1989

       Except as set forth below, each of the directors and executive officers have been engaged in the principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company. All directors and executive officers resigned on or prior to April 4, 1997.

       Mr. Bohnet joined the Company on April 25, 1996 as a director, President and Chief Executive Officer. He has over thirty years experience in engineering, manufacturing, marketing, distribution and general management. Mr. Bohnet was President and Chief Executive Officer of Acumen International, a software company, from 1985 to 1995. He held senior management positions at Fairchild Camera and Instrument, a semiconductor products company, from 1968 to 1985 and spent three years with Motorola Semiconductor Products Group. Mr. Bohnet holds a BSEE magna cum laude from Arizona State University. Mr. Bohnet resigned as a director and officer of the Company on April 4, 1997.

       Jack C. Carsten has been a director of the Company since March 1990. Mr. Carsten has over 25 years of experience in the semiconductor business, having worked for Texas Instruments from 1963 to 1975, and as a Vice President of Intel Corporation from 1975 to 1987, where he was responsible for their Microcomputer and Memory businesses. In 1988, he became a General Partner of U.S. Venture Partners, a venture capital partnership, and in 1990 he formed a private investment firm, Technology Investments. Mr. Carsten is on the board of Comerica-California, a bank and savings and loan holding company, and three privately held firms. He holds a B.S. degree in physics from Duke University. Mr. Carsten resigned as a director of the Company on February 2, 1996.

       Arthur J. Collmeyer joined the Company in November 1981 and has been the Chairman of the Board since that time. He also served as President of the Company from November 1981 until April 1992, and as Chief Executive Officer from November 1981 until October 1993. Dr. Collmeyer has more than 20 years of experience in the electronics industry. Prior to joining the Company, Dr. Collmeyer served as Senior Vice President and General Manager of the Microelectronics Division of Calma Company. Before that, he served as manager of CAD systems development at Xerox Corporation, and also spent several years at Motorola. Dr. Collmeyer is a director of STAC Electronics, a data compression company, and one privately held company. Dr. Collmeyer holds a B.S. and an M.S. in electrical engineering from the University of Illinois, and a Ph.D. in electrical engineering from Southern Methodist University. Mr.
Collmeyer resigned as a director of the Company on April 4, 1997.

       Barry L. Cox joined the Company in April 1992 as President and Chief Operating Officer and was named Chief Executive Officer in October 1993. Mr. Cox was a founder of ATEQ Corporation, a semiconductor capital equipment manufacturer, and from 1987 to 1992 served as its President and Chief Executive Officer. Mr. Cox's experiences prior to joining ATEQ include eight years with Intel Corporation, most recently as Vice President and General Manager of Intel Europe, six years with Texas Instruments in various marketing positions and four years as a U.S. Air Force officer. Mr. Cox is a director of Photon Dynamics, Inc. He holds a B.S. in engineering from the U.S. Air Force Academy and an M.B.A. from Boston University. Mr. Cox resigned as a director and officer of the Company on January 9, 1996.

       David L. Gellatly has over 20 years of marketing experience in the semiconductor business including various positions with Intel's microprocessor group from 1976 to 1981. Since 1982, with the exception of a brief period from 1991 to 1992 when he served as President and Chief Executive Officer of Austek Microsystems, he has been an independent marketing consultant providing services to many leading companies in semiconductor and other high technology businesses. His clients have included IBM, Apple, Intel, Cyrix, National Semiconductor, Siemens and others. Mr. Gellatly holds a B.S. degree and an M.S. in electrical engineering, both from the University of Minnesota. Mr. Gellatly resigned as a director of the Company on April 4, 1997.

       W. Frank King III became a director of the Company in July 1989. Dr. King became President of Pencom Software in 1992. From 1991 to 1992, Dr. King was an independent business consultant and from 1988 to November 1991 he was the Senior Vice President of the Software Business Group of Lotus Development Corporation, a software company. Prior to joining Lotus, Dr. King held various positions with International Business Machines Corporation for over 19 years, most recently as Vice President of Development for IBM's Entry Systems Division. He is a director of Excalibur Technologies, State of the Art, Inc., Auspex, Inc. and System Soft, Inc., as well as one privately held company. Dr. King holds a B.S. in electrical engineering from the University of Florida, an M.S. in electrical engineering from Stanford University and a Ph.D. in electrical engineering from Princeton University. Dr. King resigned as a director of the Company on October 1, 1996

Compliance With Section 16(a) of the Exchange Act

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

       Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with.

ITEM 11.      EXECUTIVE COMPENSATION.

Board Compensation

       During the year ended December 31, 1996, non employee directors were compensated at the rate of $2,250 per quarter for their services as members of the Board of Directors. During 1996, no options were granted to non-employee directors.

Executive Compensation

       Summary Compensation Table. The following table sets forth the compensation paid by the Company for each of the three years in the period ended December 31, 1996 to the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                                                                        Long-Term
                                                                                      Compensation
                                                                                          Awards
                               Annual Compensation

                                                                            Other        Securities
 Name and Principal                                        Bonus($)         Annual       Underlying    All Other
  Position                        Year       Salary($)        (1)        Compensation    Options(#)  Compensation(2)
--------------------------------------------------------------------------------------------------------------------

Richard M. Bohnet                1996        $157,560         $ --            $--        450,000              (3)
 President and Chief             1995              --           --             --             --              --
 Executive Officer               1994              --           --             --             --              --

Barry L. Cox                     1996          31,915           --             --             --         165,000
 President and Chief             1995         220,000           --             --         47,500           1,440
 Executive Officer               1994         218,231           --             --             --           1,440

Howard J. Gopen                  1996          31,965           --             --             --          23,076
 Vice President,                 1995         146,538           --             --             --              --
 Operations                      1994         148,673           --             --         18,000             858

Allen R. Samuels                 1996          47,276           --             --             --              --
 Vice President,                 1995         130,000           --             --         26,000             277
 Business Development            1994         128,673           --             --         15,400             273

Benjamin M. Warren               1996          75,401           --             --             --          18,461
  Vice President,                1995         130,000           --             --         44,000           1,209
  Engineering                    1994         128,231           --             --         19,000           1,183

---------------



(1) The Company has adopted an Executive Bonus Plan (the "Bonus Plan") pursuant to which officers of the Company may earn annual cash bonuses based on the Company achieving specified profit objectives. No bonuses were paid to officers for 1994, 1995 or 1996.

(2) Amounts indicated under "All Other Compensation" reflect term life insurance premiums paid by the Company under a Company-wide plan and accrued severance benefits, if any.

(3) Upon consummation of the Rockwell Agreement on April 1, 1997, Mr. Bohnet became entitled to a severance payment in the amount of $225,000. In addition, upon the liquidating distribution to the Company's shareholders, Mr. Bohnet will be entitled to a severance benefit in an amount equal to two percent (2%) of the aggregate amount of such liquidating distribution.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

            The following table sets forth as of April 1, 1997 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee to become a director of the Company, (iii) the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company (the "Named Executive Officers") and (iv) all directors and executive officers as a group. Except as otherwise noted below, the Company knows of no agreements among its shareholders which relate to voting or investment power of its shares of Common Stock.

                                                                                          Shares of Common Stock
                                                                                          Beneficially Owned(1)
                          Directors, Executive Officers and                                            Percentage
                              Five Percent Shareholders                                   Number       Ownership
--------------------------------------------------------------------------------------------------------------------

         Richard H. Bohnet (2) ......................................................        457,988          5.3%
         Arthur J. Collmeyer(3)......................................................        223,062          2.6%
         David L. Gellatly...........................................................          6,000          *
         All directors and executive officers as a group
         (3 persons)(4)..............................................................        687,050          7.9%

*      Less than one percent.

(1) Beneficial Ownership is defined as shares owned plus options that are exercisable, but not necessarily vested, on or before December 31, 1996.

(2) Includes 450,000 shares subject to options exercisable on or before December 31, 1996.

(3) Includes 6,000 shares subject to options exercisable on or before December 31, 1996 and also includes 28,000 shares held in trust for the benefit of Dr. Collmeyer's children. Dr. Collmeyer disclaims beneficial ownership of shares held in trust for the benefit of his children.

(4) Includes 456,000 shares subject to options held by executive officers and directors exercisable on or before April 1, 1997. See Notes 3 and 6 of notes to consolidated financial statements.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K.

        (a)   The following documents are filed as a part of this Report:

              1.    Consolidated Financial Statements.                                                 Page
                    ----------------------------------                                                 -----

              Report of Independent Accountants                                                          15

              Consolidated Statements of Discontinued Operations for the years ended
                 December 31, 1996, 1995 and 1994                                                        16

              Consolidated Balance Sheets of Discontinued Operations
                  as of December 31, 1996 and 1995                                                       17

              Consolidated Statements of Cash Flows of Discontinued Operations
                  for the years ended December 31, 1996, 1995 and 1994                                   18

              Consolidated Statements of Shareholders' Equity of Discontinued Operations
                   for the years ended December 31, 1996, 1995 and 1994                                  19

              Notes to Consolidated Financial Statements                                                 20

              Supplementary Financial Information                                                        28


              2.    Financial Statement Schedules

              The Financial Statement Schedules have been omitted because the amounts are immaterial or they are not applicable or they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

                3.1(1)            Restated Articles of Incorporation.

                3.2(2)            By-Laws.

                10.1(2)           Form of Indemnification Agreement entered into between the
                                  Company and its officers and directors.

                10.2(2)           Registrant's 1988 Employee Stock Purchase Plan and Form of
                                  Subscription Agreement.

                10.3(3)           Registrant's 1991 Stock Option Plan.

                10.4(2)           Asset Purchase Agreement, by and between Rockwell Semiconductor
                                  Systems, Inc. and the Company dated as of December 11, 1996.

                10.5(5)           Engineering Services Agreement, by and between Rockwell
                                  Semiconductor Systems, Inc. and the Company dated as of
                                  December 11, 1996.

                10.6(4) Lease between the Company and Renco Associates concerning real property located at 2801
                                  Orchard Parkway, San Jose, California, dated
                                  November 9, 1995.

                10.7(5)           License Agreement, by and between Rockwell Semiconductor Systems, Inc. and the Company dated as of December 11, 1996.

                10.8(5)           Facilities and Equipment Agreement dated
                                  December 12, 1996 by and between Rockwell
                                  Semiconductor Systems, Inc. and the Company.

                23                Consent of Price Waterhouse LLP, Independent Accountants.

                27                Financial Data Schedule.

                (1) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1988.

                (2) Incorporated by reference from the Company's Registration on
                    Form S-1 declared effective on September 19, 1988.

                (3) Incorporated by reference from the Company's Registration Statement on Form S-8 declared effective on June 18, 1991.

                (4) Incorporated by reference from the Company's Form 10-K for the year ended
                    December 31, 1995.

                (5) Incorporated by reference from the Company's Form 8-K filed on April 14, 1997.


        (b)   Reports on Form 8-K.   On December 19, 1996, the Company filed a
              report on Form 8-K announcing that it filed a voluntary plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WEITEK CORPORATION:

In our opinion, the accompanying consolidated balance sheets of discontinued operations and the related consolidated statements of discontinued operations, shareholders' equity and cash flows of discontinued operations present fairly, in all material respects, the financial position of Weitek Corporation and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company entered into an asset purchase agreement with Rockwell Semiconductor Systems, Inc. for the sale of certain of its assets, rights and interests and a non-exclusive license to certain of its technology. In connection with the agreement, the Company filed a voluntary plan of reorganization to sell all of its assets and technology rights under Chapter 11 of the U.S. Bankruptcy Code in December 1996. This plan was approved by its shareholders and the Bankruptcy Court in March 1997. As discussed in Notes 3 and 10, the accompanying financial statements include management's best estimates of net realizable value of assets held for sale and claims currently pending against the Company.





PRICE WATERHOUSE LLP
San Jose, California
April 11, 1997

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                                      Year Ended December 31,
                                                        -------------------------------------------------
(In thousands, except per share amounts)                     1996             1995              1994
---------------------------------------------------------------------------------------------------------

Net revenue                                               $  7,972          $ 17,600          $ 28,450
Cost of revenue                                              6,364            10,726            20,370
                                                          --------          --------          --------

Gross margin                                                 1,608             6,874             8,080
Research and development                                     2,498             7,345             9,569
Sales and marketing                                            334             2,832             7,348
General and administrative                                   1,771             1,407             2,133
                                                          --------          --------          --------

Loss from discontinued operations                           (2,995)           (4,710)          (10,970)
Interest and other income (net)                                223               405               400
                                                          --------          --------          --------
Loss from discontinued operations before income taxes       (2,772)           (4,305)          (10,570)

Net income from discontinued operations
  during phase out period (Notes 1 and 2)                       --                --                --

Benefit of income taxes                                         --                --                --
                                                          --------          --------          --------

Net loss from discontinued operations                     $ (2,772)         $ (4,305)         $(10,570)
                                                          ========          ========          ========

Loss per share from discontinued operations               $   (.32)         $   (.51)         $  (1.30)
                                                          ========          ========          ========


Weighted average common shares                               8,651             8,459             8,152
                                                          ========          ========          ========




See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED BALANCE SHEETS OF DISCONTINUED OPERATIONS

                                                                                        December 31,
                                                                                        ------------
(In thousands, except share amounts)                                               1996         1995
----------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                              $     2,878   $    6,028
     Accounts receivable, net of allowances of $484 ($716 in 1995)                  556        1,606
     Inventories                                                                      -        1,730
     Assets held for sale                                                           595            -
     Prepaid expenses and other                                                     157          272
                                                                            -----------   ----------
           Total current assets                                                   4,186        9,636

Equipment and leasehold improvements, net                                             -        1,598
Other assets                                                                          -           34
                                                                            -----------   ----------

                                                                            $     4,186   $   11,268
                                                                            ===========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $       211   $    3,637
     Accrued compensation and employee benefits                                     417        1,481
     Other current liabilities                                                      691          557
                                                                            -----------   ----------
           Total current liabilities                                              1,319        5,675
                                                                            -----------   ----------

Commitments (Notes 5 and 10)

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par value;
         no shares outstanding (none in 1995)                                         -            -
     Common stock, 50,000,000 shares authorized, no par value;
         8,654,156 shares outstanding (8,632,156 in 1995)                        23,141       23,095
     Accumulated deficit                                                        (20,274)     (17,502)
                                                                            ------------  -----------
           Total shareholders' equity                                             3,867        5,593
                                                                            -----------   ----------

                                                                            $     4,186   $   11,268
                                                                            ===========   ==========





See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS

                                                                                        Year Ended December 31,
                                                                              ---------------------------------------------
(In thousands)                                                                      1996              1995             1994
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES
     Net loss from discontinued operations                                    $   (2,772)      $    (4,305)      $  (10,570)
     Adjustments to reconcile net loss from discontinued operations to net cash used by discontinued operating activities:
         Depreciation and amortization                                             1,028             1,218            1,428
         Assets held for sale valuation adjustment                                   345                 -                -
         (Increase) decrease in assets:
              Accounts receivable                                                 (1,050)            2,537            2,575
              Inventories                                                          1,730               858            1,642
              Prepaid expenses and other assets                                      149               108              131
         Increase (decrease) in liabilities:
              Accounts payable                                                    (3,426)           (1,677)             713
              Accrued compensation and employee benefits                          (1,064)             (525)             966
              Other liabilities                                                      134              (417)             283
                                                                              ----------       ------------      ----------
         Net cash used by discontinued operations                                 (2,826)           (2,203)          (2,832)
                                                                              -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Equipment and leasehold improvements                                       (370)           (1,093)            (895)
         Decrease in short-term investments, net                                       -             7,032            1,734
                                                                              ----------       -----------       ----------
         Net cash provided by investing activities                                  (370)            5,939              839
                                                                              -----------      -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net cash provided by issuance of common stock                                46               760              802
                                                                              ----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents                              (3,150)            4,496           (1,191)
Cash and cash equivalents at beginning of year                                     6,028             1,532            2,723
                                                                              ----------       -----------       ----------
Cash and cash equivalents at end of year                                      $    2,878       $     6,028       $    1,532
                                                                              ==========       ===========       ==========


See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF DISCONTINUED OPERATIONS

                                                  Common Stock
                                                  ------------               Accumulated
(In thousands, except share amounts)              Shares         Amount        Deficit         Total
------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                     8,037,933     $  21,533     $  (2,627)     $  18,906
     Employee Stock Purchase Plan                  150,698           380          --              380
     Issuance of common stock upon exercise of
         stock options                             105,208           422            --            422
     Net loss from discontinued operations              --            --       (10,570)       (10,570)
                                                 ---------     ---------     ---------      ---------


BALANCE AT DECEMBER 31, 1994                     8,293,839        22,335       (13,197)         9,138
     Employee Stock Purchase Plan                  157,991           319            --            319
     Issuance of common stock upon exercise of
         stock options                             180,326           441            --            441
     Net loss from discontinued operations              --            --        (4,305)        (4,305)
                                                 ---------     ---------     ---------      ---------

BALANCE AT DECEMBER 31, 1995                     8,632,156        23,095       (17,502)         5,593
     Issuance of common stock upon exercise of
         stock options                              22,000            46          --               46
     Net loss from discontinued operations              --            --        (2,772)        (2,772)
                                                 ---------     ---------     ---------      ---------

BALANCE AT DECEMBER 31, 1996                     8,654,156     $  23,141     $ (20,274)     $   2,867
                                                 =========     =========     =========      =========

See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION:
Weitek Corporation ("Weitek" or the "Company") specializes in semiconductor technology to enhance the performance and value of industry standard computers and software. Weitek was founded in 1981, and has its headquarters in San Jose, California.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements are prepared on the basis that the Company's operations have been discontinued (see Note 2).

The Company operates on a calendar year; however, the first three fiscal quarters end on the Saturday closest to the calendar quarter end. For ease of presentation, interim periods are identified as ending on a calendar quarter end.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management estimated the amounts expected to be realized on the assets to be sold, and the settlement of all liabilities at December 31, 1996. To the extent that a resulting net gain during the phase out period has been estimated, such amounts are recognized when they are realized (see Note 2). The amounts that the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the gain on the disposal of the discontinued operations.


NOTE 2.  DISCONTINUED OPERATIONS:
During December 1996, the Company decided to discontinue all its operations when it entered into an asset purchase agreement ("Agreement") with Rockwell Semiconductor Systems, Inc. ("Rockwell").The agreement provides that Rockwell acquire certain Weitek assets, rights and interests, and a non-exclusive license to certain Weitek technology for approximately $3,124,000 subject to adjustments as defined. In connection with the Agreement, Weitek filed a voluntary plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Plan") (see Note
10). The Plan includes the Rockwell Agreement and provides for the disposition of all other remaining assets and technology of the Company. The Plan was approved by the Company's shareholders and the Bankruptcy Court ("Court") in March 1997.

Prior to Court approval of the Plan, the Company obtained Court approval for Rockwell to extend employment offers to Weitek employees. In addition, the Court approved a petition to allow Rockwell personnel interim access to and use of Weitek facilities and certain Weitek assets for $85,000 per month for the period from January 1, 1997 through March 31, 1997. Further, the Company was granted approval to enter into a license agreement with Rockwell for certain Weitek technology.

WEITEK CORPORATION

As of December 31, 1996, management estimated that expected recoveries from the sale of assets to Rockwell and others would amount to approximately $3,505,000, which exceeded all costs expected to be incurred as a direct result of the discontinuance of the Company's operations. These costs to be incurred as a direct result of the discontinuance of the Company's operations consist of the following (in thousands):

                                                                                         Year ended
                                                                                        December 31,
                                                                                            1996
                                                                                            ----
Employee severance and related costs                                                     $     598
Administrative costs                                                                           625
Legal and professional fees associated with the Bankruptcy proceedings                         210
Other legal and professional costs                                                             100
                                                                                         ---------
                                                                                         $   1,533
                                                                                         =========


NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
     Revenue Recognition.
Product Sales. Revenue from product sales was recognized upon shipment to the final customer, except in the case of foreign distributors. The Company granted foreign distributors limited rights to return products and recorded reserves to cover this right of return at the time of sale.

Development contracts.
The Company generally used the percentage-of-completion method to account for development contracts. Under the percentage-of-completion method, contract revenues were recognized based on the estimated percentage of contract performance completed. Anticipated losses on contracts, if any, were charged to operations when identified.

Licenses.
Revenue resulting from the licensing of the Company's products and designs was recognized when the related contractual obligations had been fulfilled and fees were billable.

Significant Customers.
Sales to SGS Thompson Microelectronics, Inc. accounted for 57% of net revenue in 1996. Ryoyo, a Japanese distributor, accounted for 10% and 24% of net revenue in 1996 and 1995, respectively. Siemens represented 19% of the Company's net revenue in 1995. Sales to Diamond Multimedia Systems represented 12%, and 22% of net revenue in 1995 and 1994, respectively. No other customer represented 10% or more of the Company's net revenue during these periods.

Export sales.
International sales had been managed by the Company's sales representatives and conducted through distributors located primarily in Europe, Japan and Taiwan. International sales represented 10% of net revenue in 1996, 39% of net revenue in 1995 and 25% of net revenue in 1994. International sales are generally denominated in U.S. dollars.

     Cash and Cash Equivalents. Cash equivalents consist of U.S. treasury bills, all maturing within three months of their date of purchase.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-credit-quality institutions and, by policy, limits the amount of credit exposure to any one institution. The Company performs credit evaluations of its customers' financial condition but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

     Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost determined by the first-in, first-out method) or market.

WEITEK CORPORATION

     Assets Held For Sale. Assets held for sale are stated at the lower of cost or management's best estimate of net realizable value.

     Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on useful lives of three to five years. Amortization of leasehold improvements is based on the shorter of the useful life or the lease term.

     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (FAS 123), " Accounting for Stock-Based Compensation" (see Note 6).

     Income (Loss) Per Share From Discontinued Operations. Income (loss) per share from discontinued operations is computed using the weighted average number of common shares, excluding common equivalent shares that have an anti-dilutive effect.

     Recently Issued Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of FAS 128 has no effect on earnings per share data for 1996, 1995 and 1994 as the Company incurred net losses during these periods.

WEITEK CORPORATION

NOTE 4.  DETAIL OF CONSOLIDATED BALANCE SHEET:

                                                                                        December 31,
                                                                                        ------------
(In thousands)                                                                     1996         1995
----------------------------------------------------------------------------------------------------
Inventories:
     Raw Materials                                                          $         -   $        -
     Work-in-process                                                                  -          630
     Finished Goods                                                                   -        1,100
                                                                            -----------   ----------
                                                                            $         -   $    1,730
                                                                            ===========   ==========

Equipment and leasehold improvements, at cost:
     Machinery and equipment                                                $         -   $   13,043
     Furniture and fixtures                                                           -        1,086
     Leasehold improvements                                                           -          373
                                                                            -----------   ----------
                                                                                      -       14,502
     Accumulated depreciation and amortization                                        -      (12,904)
                                                                            -----------   ----------
                                                                            $         -   $    1,598
                                                                            ===========   ==========

Assets held for sale, net book value:
        Machinery and equipment                                             $       438   $        -
        Furniture and fixtures                                                      343            -
        Leasehold improvements                                                      159            -
                                                                            -----------   ----------
                                                                                    940            -
        Valuation allowance                                                        (345)           -
                                                                            ------------  ----------
                                                                            $       595   $        -
                                                                            ===========   ==========

Other current liabilities:
     Legal costs                                                            $       691   $        -
     Administrative costs                                                             -          557
                                                                            -----------   ----------
                                                                            $       691   $      557
                                                                            ===========   ==========


NOTE 5.  LEASING ARRANGEMENTS:
The Company occupies its present principal facilities under a non-cancelable operating lease expiring in 2001. In connection with the Rockwell Agreement (see
Note 2) all rights, title and interest in this lease were assigned to Rockwell Semiconductor Systems, Inc. on April 1, 1997. The Company has no further obligations under the lease.

Rent expense under all operating leases was approximately $424,000, $507,000 and $819,000 in 1996, 1995 and 1994, respectively.

WEITEK CORPORATION

NOTE 6.  SHAREHOLDERS' EQUITY:
     Common Stock. In August 1990, the Company began a stock repurchase program whereby up to 1,000,000 shares of common stock may be purchased on the open market. As of December 31, 1996, approximately 808,000 shares in the aggregate amount of $5,948,000 had been repurchased and retired. There were no share repurchases in 1996, 1995 and 1994.

     Common Stock Option Plans. Under the 1991 Incentive Stock Option Plan (the "Option Plan"), incentive stock options to purchase common stock have been granted to eligible employees at prices that are not less than the fair value of the related shares on the date of grant, as determined by the Board of Directors or its committee. Options are immediately exercisable and shares issued upon exercise generally vest ratably each month over periods of one to five years from the date of grant. The following summarizes activity under the Option Plan:

(In thousands,                                                        Number of      Weighted Average
except for per share data)                                            Shares           Exercise Price
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                          1,664            $  4.64
     Options granted                                                    444               6.63
     Options canceled                                                  (385)              5.37
     Options exercised                                                 (105)              4.00
                                                                 ----------
Balance at December 31, 1994                                          1,618               5.08
     Options granted                                                    926               3.51
     Options canceled                                                  (585)              5.04
     Options exercised                                                 (218)              2.45
                                                                 ----------
Balance at December 31, 1995                                          1,741               4.52
     Options granted                                                    642               0.94
     Options canceled                                                (1,465)              4.55
     Options exercised                                                  (22)              2.09
                                                                  ---------
Balance at December 31, 1996                                            896               1.96
                                                                 ==========

On January 6, 1997, approximately 441,000 options were canceled upon employee terminations.

The following table summarizes information about employee stock options outstanding at December 31, 1996, net of the January 1997 cancellations (in thousands, except for per share and contractual life data):

                                  Options Outstanding         Options Vested
                                  -------------------         --------------
                                                   Average
                                                 Remaining
                                  Number       Contractual           Number
Exercise price               Outstanding      Life (Years)      Outstanding
---------------------------------------------------------------------------

$0.37                                  2            0.33                -
$1.18                                450            0.33                -
$2.06                                  1            0.33                1
$4.66                                  2            0.33                1
                               ---------                        ---------
                                     455                                2
                               =========                        =========

In connection with the Company's reorganization plan (see Note 2), holders of outstanding options as of March 20, 1997 may exercise their options through April 20, 1997. Thereafter, all unexercised options will be canceled and extinguished.

WEITEK CORPORATION

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "Purchase Plan") and has reserved 1,000,000 shares of common stock for issuance pursuant thereto. The Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. In 1995, approximately 158,000 shares had been issued under the Purchase Plan at a weighted average price of $2.02 per share. There were no shares issued in 1996.

Fair Value Disclosures

Had compensation cost for the 1996 and 1995 activity of the Company's stock option and stock purchase plans been determined based on the fair value of such instruments at their grant dates, as prescribed in FAS 123, the effect on the Company's net loss from discontinued operations for 1996 and 1995 would have been immaterial, due to estimated option and purchase right cancellations.

The fair value of each option or purchase right grant is estimated on the date of the grant using the Black Scholes model with the following assumptions:

                                                                                        Year ended
                                                                                        December 31
                                                                                    -----------------
                                                                                    1996         1995
Dividend rate                                                                       0.0%         0.0%
Risk free interest rate                                                             6.5%         6.5%
Volatility                                                                          234%         234%
Expected life
  -  Option Plan                                                                    0.5 years    1 year
  -  Purchase Plan                                                                  0.5 years    0.5 years


NOTE 7.  DEVELOPMENT CONTRACTS AND LICENSING INCOME:
     Development Contracts. The Company had entered into certain development contracts primarily to provide customers with rights to desired technology. All expenses incurred in connection with such contracts have been included in cost of revenue. Other contracts were intended to provide only partial reimbursement for the Company's own development efforts. For these contracts, customer reimbursements were included in net revenue and expenses and were classified as cost of revenue to the extent of such revenue, with any additional amount of expenses classified as research and development.

            Net revenue and cost of revenue related to development contracts were as follows:

                                                                     Year Ended December 31,
                                                               -------------------------------------
(In thousands)                                                       1996          1995         1994
----------------------------------------------------------------------------------------------------

Net revenue                                                  $     5,276    $     1,385   $      138
Cost of revenue                                                    2,160            553          138
                                                             -----------    -----------   ----------
Gross margin                                                 $     3,116    $       832   $        -
                                                             ===========    ===========   ==========

WEITEK CORPORATION

NOTE 8.  RESTRUCTURING OF OPERATIONS
In 1994, the Company initiated a downsizing and cost reduction program. Restructuring charges of $778,000 were recorded in connection with this cost reduction program, which consisted primarily of severance benefits for terminated employees. During 1995, the Company used substantially all of its restructuring accrual to cover related restructuring liabilities. During, 1996, the Company reduced its work force by approximately 80%, primarily in the sales and marketing, general and administration and production areas. The Company paid termination expenses of approximately $410,000 related to this work force reduction. On December 11, 1996 the Company filed a voluntary plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Note 2).
In the fourth quarter of 1996 the Company recorded a favorable settlement of a purchase commitment with a major vendor and eliminated certain accrued liabilities which were no longer required upon the Company's decision not to continue as a going concern.


NOTE 9.  INCOME TAXES:
The Company's deferred tax asset is comprised of the following:

                                                                                            December 31
                                                                                   --------------------------
(In thousands)                                                                           1996            1995
-------------------------------------------------------------------------------------------------------------

              Federal tax attribute carryforwards                                  $    8,550     $    7,608
              State tax attribute carryforwards                                         1,228          1,062
              Reserves not currently deductible                                         1,677          1,605
              Other                                                                       600            611
                                                                                   ----------     ----------
                                                                                       12,055         10,886
              Valuation allowance                                                     (12,055)       (10,886)
                                                                                   -----------    ----------
              Net deferred tax asset                                               $        -     $        -
                                                                                   ==========     ==========

As of December 31, 1996, the Company has net operating loss carryforwards of approximately $18 million and $20 million for federal and state tax reporting purposes, respectively. The Company's tax carryforwards expire in 1997 through 2010. Management has recorded a full valuation allowance against deferred tax assets on the basis that significant uncertainty exists regarding the realizability of these assets. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards is subject to substantial annual limitations.

The benefit of income taxes reconciles to the amount computed by applying the federal statutory rate to loss from discontinued operations before income taxes as follows:

                                                                       Year Ended December 31,
                                                              --------------------------------------
(In thousands)                                                       1996          1995         1994
----------------------------------------------------------------------------------------------------
Tax benefit computed at the statutory rate                   $      (942)   $    (1,507)  $   (3,700)
Valuation allowance                                                1,169          1,826        3,713
Other, net                                                          (227)          (319)         (13)
                                                              -----------   ------------  -----------
Benefit of income taxes                                      $         -    $         -   $        -
                                                              ==========    ===========   ==========

WEITEK CORPORATION

NOTE 10.  LEGAL PROCEEDINGS:
In December 1995, the Company received a demand letter from an attorney representing a former employee of the Company. This former employee claims an uninsured disability loss of $691,000 resulting from her reliance on statements allegedly made by the Company in connection with a company-wide reduction-in-force. This claim has been submitted to the Bankruptcy Court. The Company has reviewed this claim and believes that it is without merit and will not have a material effect on the results of operations. However, litigation claims are subject to inherent uncertainties and thus there can be no assurance that this matter will ultimately be resolved in favor of the Company or that such matter will not result in a significant liability to the Company.

On December 11, 1996, the Company filed a voluntary petition and a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing was pursuant to and a condition of the Rockwell Agreement. On March 20, 1997, the U.S. Bankruptcy Court approved the plan of reorganization. The Rockwell Agreement became effective on April 1, 1997 (see Note 2).

WEITEK CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION ON DISCONTINUED OPERATIONS (UNAUDITED)

                                                                             Year Ended December 31, 1996
                                                                -------------------------------------------------
                                                                    Fourth        Third       Second        First
(In thousands, except per share data)                              Quarter      Quarter      Quarter      Quarter
-----------------------------------------------------------------------------------------------------------------
Net revenue                                                     $    1,872   $    1,900   $    3,240    $     960
Cost of revenue                                                     (1,073)       1,307        2,095        4,035
                                                                -----------  ----------   ----------    ---------
Gross margin                                                         2,945          593        1,145       (3,075)
Research and development                                                28          153          437        1,880
Sales and marketing                                                   (546)          96          224          560
General and administrative                                            (228)         289          344          500
Severance costs                                                          -            -            -          410
                                                                ----------   ----------   ----------    ---------
Loss from discontinued operations                                    3,235           55          140       (6,425)
Interest and other income (net)                                         53           45           65           60
                                                                ----------   ----------   ----------    ---------
Income (loss) from discontinued operations
  before income taxes                                                3,288          100          205       (6,365)
Net income from discontinued operations
  during phase out period                                                -            -            -            -
Benefit of income taxes                                                  -            -            -            -
                                                                ----------   ----------   ----------    ---------

Net income (loss) from discontinued operations                  $    3,288   $      100   $      205    $  (6,365)
                                                                ==========   ==========   ==========    ==========

Income (loss) per share from discontinued operations            $      .38   $      .01   $      .02    $    (.73)
                                                                ==========   ==========   ==========    ==========

Weighted average common shares and equivalents                       8,654        8,670        8,675        8,642
                                                                  ========     ========     ========     =========

                                                                               Year Ended December 31, 1995
                                                                -------------------------------------------------
                                                                    Fourth        Third       Second        First
(In thousands, except per share data)                              Quarter      Quarter      Quarter      Quarter
-----------------------------------------------------------------------------------------------------------------

Net revenue                                                     $    3,300   $    3,300   $    5,100    $   5,900
Cost of revenue                                                      2,021        1,775        3,095        3,835
                                                                ----------   ----------   ----------    ---------
Gross margin                                                         1,279        1,525        2,005        2,065
Research and development                                             1,604        1,750        1,988        2,003
Sales and marketing                                                    760          648          701          723
General and administrative                                             330          357          356          364
                                                                ----------   ----------   ----------    ---------
Loss from discontinued operations                                   (1,415)      (1,230)      (1,040)      (1,025)
Interest and other income (net)                                         80          100          125          100
                                                                ----------   ----------   ----------    ---------
Loss from discontinued operations before income taxes               (1,335)      (1,130)        (915)        (925)
Benefit of income taxes                                                  -            -            -            -
                                                                ----------   ----------   ----------    ---------

Net loss from discontinued operations                           $   (1,335)  $   (1,130)  $     (915)   $    (925)
                                                                ===========  ==========   ===========   ==========

Loss per share from discontinued operations                     $     (.16)  $     (.13)  $     (.11)   $    (.11)
                                                                ===========  ===========  ===========   ==========

Weighted average common shares                                       8,565        8,546        8,403        8,321
                                                                ==========   ==========   ==========    =========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               /s/ Richard H. Bohnet
                                               ---------------------------------
                                                   Richard H. Bohnet
                                                   * Responsible Person

Dated:  April 15, 1997

* As of the date of this filing, the Registrant no longer has any persons serving as executive officers or members of its board of directors. Pursuant to the Registrant's Plan of Reorganization approved by the United States Bankruptcy Court on March 20, 1997, Mr. Bohnet, the former President and Chief Executive Officer of the Registrant, is designated as the Responsible Person empowered to do all things necessary and appropriate to meet the Registrant's obligations.

           Exhibit Index
           -------------

                3.1(1)             Restated Articles of Incorporation.

                3.2(2)             By-Laws.

                10.1(2)            Form of Indemnification Agreement entered into between the
                                   Company and its officers and directors.

                10.2(2)            Registrant's 1988 Employee Stock Purchase Plan and Form of
                                   Subscription Agreement.

                10.3(3)           Registrant's 1991 Stock Option Plan.

                10.4(2)            Asset Purchase Agreement, by and between Rockwell Semiconductor
                                   Systems, Inc. and the Company dated as of December 11, 1996.

                10.5(5)           Engineering Services Agreement, by and between Rockwell
                                  Semiconductor Systems, Inc. and the Company dated as of
                                  December 11, 1996.

                10.6(4) Lease between the Company and Renco Associates concerning real property located at 2801
                                  Orchard Parkway, San Jose, California, dated
                                  November 9, 1995.

                10.7(5)           License Agreement, by and between Rockwell Semiconductor Systems, Inc. and the Company dated as of December 11, 1996.

                10.8(5)           Facilities and Equipment Agreement dated December 12, 1996 by and between
                                  Rockwell Semiconductor Systems, Inc. and the Company.

                23                Consent of Price Waterhouse LLP, Independent Accountants.

                27                Financial Data Schedule.

                (1) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1988.

                (2) Incorporated by reference from the Company's Registration on
                    Form S-1 declared effective on September 19, 1988.

                (3) Incorporated by reference from the Company's Registration
                    Statement on Form S-8 declared effective on June 18, 1991.

                (4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

                (5) Incorporated by reference from the Company's Form 8-K filed on April 14, 1997.