Form 10-K405/A
period 1996-12-31
WEITEK CORP
filed 1997-04-17
CIK 719322

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


                                                                                        Long-Term
                                                                                      Compensation
                                                                                          Awards
                               Annual Compensation

                                                                            Other        Securities
 Name and Principal                                        Bonus($)         Annual       Underlying    All Other
  Position                        Year       Salary($)        (1)        Compensation    Options(#)  Compensation(2)
--------------------------------------------------------------------------------------------------------------------

Richard H. Bohnet                1996        $157,560         $ --            $--        450,000              (3)
 President and Chief             1995              --           --             --             --              --
 Executive Officer               1994              --           --             --             --              --

Barry L. Cox                     1996          31,915           --             --             --         165,000
 President and Chief             1995         220,000           --             --         47,500           1,440
 Executive Officer               1994         218,231           --             --             --           1,440

Howard J. Gopen                  1996          31,965           --             --             --          23,076
 Vice President,                 1995         146,538           --             --             --              --
 Operations                      1994         148,673           --             --         18,000             858

Allen R. Samuels                 1996          47,276           --             --             --              --
 Vice President,                 1995         130,000           --             --         26,000             277
 Business Development            1994         128,673           --             --         15,400             273

Benjamin M. Warren               1996          75,401           --             --             --          18,461
  Vice President,                1995         130,000           --             --         44,000           1,209
  Engineering                    1994         128,231           --             --         19,000           1,183

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

*      Less than one percent.


(1) Beneficial Ownership is defined as shares owned plus options that are exercisable, but not necessarily vested, on or before May 30, 1997.

(2) Includes 450,000 shares subject to options exercisable on or before May 30, 1997.

(3) Includes 6,000 shares subject to options exercisable on or before May 30, 1997 and also includes 28,000 shares held in trust for the benefit of Dr. Collmeyer's children. Dr. Collmeyer disclaims beneficial ownership of shares held in trust for the benefit of his children.

(4) Includes 456,000 shares subject to options held by executive officers and directors exercisable on or before May 30, 1997. See Notes 3 and 6 of notes to consolidated financial statements.




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

                10.7(5)           License Agreement, by and between Rockwell Semiconductor Systems, Inc. and the Company dated as of December 11, 1996.

                10.8(5)           Facilities and Equipment Agreement dated
                                  December 12, 1996 by and between Rockwell
                                  Semiconductor Systems, Inc. and the Company.

                23*               Consent of Price Waterhouse LLP, Independent Accountants.

                27*               Financial Data Schedule.


                *   Previously filed.

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

WEITEK CORPORATION

CONSOLIDATED BALANCE SHEETS OF DISCONTINUED OPERATIONS

                                                                                        December 31,
                                                                                        ------------
(In thousands, except share amounts)                                               1996         1995
----------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                              $     2,878   $    6,028
     Accounts receivable, net of allowances of $484 ($716 in 1995)                  556        1,606
     Inventories                                                                      -        1,730
     Assets held for sale                                                           595            -
     Prepaid expenses and other                                                     157          272
                                                                            -----------   ----------
           Total current assets                                                   4,186        9,636

Equipment and leasehold improvements, net                                             -        1,598
Other assets                                                                          -           34
                                                                            -----------   ----------

                                                                            $     4,186   $   11,268
                                                                            ===========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $       211   $    3,637
     Accrued compensation and employee benefits                                     417        1,481
     Other current liabilities                                                      691          557
                                                                            -----------   ----------
           Total current liabilities                                              1,319        5,675
                                                                            -----------   ----------

Commitments (Notes 5 and 10)

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par value;
         no shares outstanding (none in 1995)                                         -            -
     Common stock, 50,000,000 shares authorized, no par value;
         8,654,156 shares outstanding (8,632,156 in 1995)                        23,141       23,095
     Accumulated deficit                                                        (20,274)     (17,502)
                                                                            ------------  -----------
           Total shareholders' equity                                             2,867        5,593
                                                                            -----------   ----------

                                                                            $     4,186   $   11,268
                                                                            ===========   ==========





See accompanying notes to consolidated financial statements.

WEITEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS

                                                                                        Year Ended December 31,
                                                                              ---------------------------------------------
(In thousands)                                                                      1996              1995             1994
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES
     Net loss from discontinued operations                                    $   (2,772)      $    (4,305)      $  (10,570)
     Adjustments to reconcile net loss from discontinued operations to net cash used by discontinued operating activities:
         Depreciation and amortization                                             1,028             1,218            1,428
         Assets held for sale valuation adjustment                                   345                 -                -
         (Increase) decrease in assets:
              Accounts receivable                                                  1,050             2,537            2,575
              Inventories                                                          1,730               858            1,642
              Prepaid expenses and other assets                                      149               108              131
         Increase (decrease) in liabilities:
              Accounts payable                                                    (3,426)           (1,677)             713
              Accrued compensation and employee benefits                          (1,064)             (525)             966
              Other liabilities                                                      134              (417)             283
                                                                              ----------       ------------      ----------
         Net cash used by discontinued operations                                 (2,826)           (2,203)          (2,832)
                                                                              -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Equipment and leasehold improvements                                       (370)           (1,093)            (895)
         Decrease in short-term investments, net                                       -             7,032            1,734
                                                                              ----------       -----------       ----------
         Net cash provided by investing activities                                  (370)            5,939              839
                                                                              -----------      -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net cash provided by issuance of common stock                                46               760              802
                                                                              ----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents                              (3,150)            4,496           (1,191)
Cash and cash equivalents at beginning of year                                     6,028             1,532            2,723
                                                                              ----------       -----------       ----------
Cash and cash equivalents at end of year                                      $    2,878       $     6,028       $    1,532
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

                10.7(5)           License Agreement, by and between Rockwell Semiconductor Systems, Inc. and the Company dated as of December 11, 1996.

                10.8(5)           Facilities and Equipment Agreement dated December 12, 1996 by and between
                                  Rockwell Semiconductor Systems, Inc. and the Company.

                23*               Consent of Price Waterhouse LLP, Independent Accountants.

                27*               Financial Data Schedule.


                *   Previously filed.


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