Form 10-Q
period 1997-03-31
WEITEK CORP
filed 1997-05-15
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                8,654,156 shares of common stock at May 1, 1997

                               WEITEK CORPORATION
        CONSOLIDATED CONDENSED BALANCE SHEETS OF DISCONTINUED OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  March 31, 1997            December 31, 1996
                                                                  --------------            -----------------

ASSETS
Current assets:
     Cash and cash equivalents                                    $        3,540                 $       2,878
     Accounts receivable, net of allowances of $0 and $484                 3,478                           556
     Assets held for sale                                                      -                           595
     Prepaid expenses and other                                              581                           157
                                                                  --------------                 -------------

                                                                  $        7,599                 $       4,186
                                                                  ==============                 =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $          165                 $         211
     Accrued compensation and employee benefits                              359                           417
     Other current liabilities                                               642                           691
                                                                  --------------                 -------------

              Total current liabilities                                    1,166                         1,319
                                                                  --------------                 -------------

Shareholders' equity:
     Preferred stock, 1,000,000 shares authorized, no par
       value, no shares outstanding                                            -                             -
     Common stock, 50,000,000 shares authorized, no par
       value, 8,654,156 and 8,654,156 shares outstanding                  23,141                        23,141
     Retained earnings (deficit)                                         (16,708)                      (20,274)
                                                                  ---------------                --------------

              Total shareholders' equity                                   6,433                         2,867
                                                                  --------------                 -------------

                                                                  $        7,599                 $       4,186
                                                                  ==============                 =============



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF DISCONTINUED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                  March 31, 1997                March 30,1996
                                                                  --------------                 -------------
Net revenue                                                       $        4,204                 $        960
Cost of revenue                                                               83                        4,035
                                                                  --------------                 -------------

Gross margin                                                               4,121                       (3,075)

Research and development                                                       -                        1,880
Sales and marketing                                                            -                          560
General and administrative                                                   837                          500
Severance costs                                                                -                          410
                                                                  --------------                 -------------

Income (loss) from discontinued operations                                 3,284                       (6,425)
Interest and other income (net)                                              282                           60
                                                                  --------------                 -------------

Income (loss) from discontinued operations before income taxes             3,566                       (6,365)
Provision for income taxes                                                     -                            -
                                                                  --------------                 -------------


Net income (loss) from discontinued operations                    $        3,566                 $     (6,365)
                                                                  ==============                 =============

Earnings (loss) per share from discontinued operations            $          .41                 $       (.74)
                                                                  ==============                 =============

Weighted average common shares                                             8,654                         8,642
                                                                  ==============                 =============





     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                           March 31, 1997                 March 30, 1996
                                                                           --------------                 --------------

Cash flows from discontinued operating activities:
    Net income (loss) from discontinued operations                         $        3,566                 $       (6,365)
    Adjustments to reconcile net income (loss) from discontinued
      operations to net cash used by discontinued operating activities:
      Depreciation and amortization                                                      -                           433
      Changes in assets and liabilities:
        Accounts receivable                                                        (2,922)                         1,236
        Inventories                                                                                                  815
        Prepaid expenses and other assets                                            (424)                            68
        Accounts payable                                                              (46)                          (769)
        Accrued compensation and employee benefits                                    (58)                           306
        Other liabilities                                                             (49)                           815
                                                                           ---------------                 -------------

      Net cash provided (used) by discontinued operations                              67                         (3,461)
                                                                           ---------------                 --------------

Cash flows from investing activities:
    Proceeds from (purchase of) equipment and
      leasehold improvements                                                          595                           (336)
                                                                           ---------------                 --------------

      Net cash provided (used) by investing activities                                595                           (336)
                                                                           ---------------                 --------------


Cash flows from financing activities:
    Issuance of capital stock                                                            -                            46
                                                                           ---------------                 --------------

      Net cash provided by financing activities                                          -                            46
                                                                           ---------------                 --------------


Net increase (decrease) in cash and cash equivalents                                    662                        (3,751)
Cash and cash equivalents at beginning of period                                      2,878                         6,028
                                                                            ---------------                 -------------


Cash and cash equivalents at end of period                                   $        3,540                 $       2,277
                                                                            ===============                 =============

     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1   -   Interim Statements:

The accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 report to the Securities and Exchange Commission on Form 10-K. Results for the interim period presented are not necessarily indicative of results for the entire year.

Note 2   -   Discontinued Operations:

As of March 31, 1997, management estimated that all costs expected to be incurred as a direct result of the discontinuance of the Company's operations would amount to approximately $1.0 million. These estimated costs exceed expected licensing revenue and recoveries from the sale of assets which are estimated to be approximately $570,000. Accordingly, the estimated licensing revenue, recoveries from the sale of assets and costs to be incurred are included in the financial statements for the quarter ended March 31, 1997. The costs to be incurred as a direct result of the discontinuance of the Company's operations consist of the following (in thousands):

                                                                                        Quarter ended
                                                                                       March 31, 1997
                                                                                       --------------
Employee severance and related costs                                                     $     359
Administrative costs                                                                           310
Legal and professional fees associated with the bankruptcy proceedings                          93
Other legal and professional costs                                                             239
                                                                                         ---------
                                                                                         $   1,001
                                                                                         =========

Note 3   -   Consolidated Condensed Balance Sheet Detail:

                                                                                    (In thousands)
                                                                     March 31, 1997               December 31, 1996
                                                                     --------------               -----------------

Assets held for sale, net book value:
     Machinery and equipment                                         $           -                   $          438
     Furniture and fixtures                                                      -                              343
     Leasehold improvements                                                      -                              159
                                                                     -------------                   --------------
                                                                                 -                              940
     Valuation allowance                                                         -                             (345)
                                                                     -------------                   --------------
                                                                     $           -                   $          595
                                                                     =============                   ==============


Other current liabilities:
    Legal and professional costs                                     $         332                   $          691
    Administrative costs                                                       310                                -
                                                                     -------------                   --------------
                                                                     $         642                   $          691
                                                                     =============                   ==============

Note 4   -   Earnings (Loss) per Share:

Earnings (loss) per share is computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of SFAS 128 would have no effect on earnings per share data for the three months ended March 31, 1997 and 1996.

                               WEITEK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS



RESULTS OF DISCONTINUED OPERATIONS

When used in the following report, the words "projects", "expects", "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-Q. A number of factors may impact the outcome of actual results, but in particular, (i) the outcome of pending claims filed with the Bankruptcy Court by certain creditors of the Company (ii) the amount, if any, received by the Company from the sale of its remaining assets and technology (iii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iv) the costs associated with winding up the affairs of the Company.


OVERVIEW

On December 11, 1996 the Company filed a voluntary plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, Northern District of California, San Jose Division (the "Bankruptcy Court"). The Company filed the Plan in connection with the signing of an asset purchase agreement (the "Rockwell Agreement") with Rockwell Semiconductor Systems, Inc. ("Rockwell"). Under the terms of the Rockwell Agreement, Rockwell agreed to pay approximately $3,124,000 to acquire certain of the Company's assets and a non-exclusive license to certain of the Company's technology. While awaiting approval of the Plan by the Bankruptcy Court, the Company provided contract engineering services to Rockwell and received permission from the Bankruptcy Court to permit Rockwell to use the Company's San Jose, California design facilities and hire the Company's engineers and other employees sought by Rockwell. The Plan, which includes the Rockwell Agreement as well as the disposition of all other remaining assets and technology of the Company, was approved by the Bankruptcy Court on March 20, 1997. Pursuant to the approved Plan, the Company has sold substantially all of its remaining assets and its technology and intends to wind up its affairs in the first half of 1997.

In 1997, the Company expects to make a liquidating distribution to its shareholders in an amount estimated to be between $0.55 and $0.75 per share. The actual amount of the liquidating distribution may vary depending on several factors including, but not limited to the following: (i) the outcome of pending claims filed with the Bankruptcy Court by certain creditors of the Company (ii) the amount, if any, received by the Company from the sale of its remaining assets and technology (iii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iv) the costs associated with winding up the affairs of the Company.

NET REVENUE

Net revenue in the first quarter of 1997 was $4.2 million compared to net revenue of $1.0 million in the first quarter of 1996. Approximately 66% of the net revenue in the first quarter of 1997 was derived from recognition of the Rockwell Agreement with another 24% from technology licensing agreements. During the first quarter of 1996, approximately 31% of total revenue was derived from a fully paid, non-exclusive technology license agreement.

International net revenue was not significant in either the first quarter of 1997 or 1996.

Rockwell, Intel and SGS-Thomson represented approximately 72%, 12% and 10% respectively of revenue for the first quarter of 1997. In the first quarter of 1996, Invidia, Rave Computer and Force Computer represented approximately 31%, 23% and 19% of revenue respectively. No other customer represented 10% or more of the Company's net revenue during these periods.

GROSS MARGIN

The Company's gross margin was $4.1 million in the first quarter of 1997, compared to a negative margin of $3.1 million in the first quarter of 1996. The gross margin in the first quarter of 1997 was derived primarily from the Rockwell Agreement and technology licensing agreements which have little or no associated cost of revenue. The Company recorded reserves of $3.3 million in the first quarter of 1996 related to inventory and committed purchases.

EXPENSES

As a percentage of net revenue, expenses were 20% in the first quarter of 1997, compared to 349% in the first quarter of 1996. The percentage decrease is primarily due to the sharp increase in net revenue and a reduction in absolute expense dollars. In absolute dollars, expenses decreased to $0.8 million from $3.4 million in the first quarter of 1996. Expenses for the first quarter of 1997 include $1.0 million in estimated costs to be incurred during the phase out period offset by a reduction in a previously recorded accrued liability of $0.7 million assumed by the Company's insurance carrier. Expenses for the first quarter of 1996 included severance costs of approximately $0.4 million and costs related to the relocation of the Company's headquarters of approximately $0.2 million.

Research and development expenses: There were no research and development expenses in the first quarter of 1997. Research and development expenses were $1.9 million in the first quarter of 1996. No employees were involved in research and development activities in the first quarter of 1997.

Sales and marketing expenses: There were no sales and marketing expenses in the first quarter of 1997. Sales and marketing expenses were $0.6 million in the first quarter of 1996. No employees were involved in sales and marketing activities in the first quarter of 1997.

General and administrative expenses: As a percentage of net revenue, general and administrative expenses were 20% in the first quarter of 1997, compared to 52% in the first quarter of 1996. The percentage decrease is primarily due to the sharp increase in net revenue. In absolute dollars, general and administrative expenses decreased to $0.8 million from $0.9 million in the first quarter of 1996. General and administrative expenses for the first quarter of 1997 includes $1.0 million in estimated costs to be incurred during the phase out period offset by a reduction in a previously recorded accrued liability of $0.7 million assumed by the Company's insurance carrier. General and administrative expenses for the first quarter of 1996 included severance costs of approximately $0.4 million and costs related to the relocation of the Company's headquarters of approximately $0.2 million.


PROVISION FOR INCOME TAXES

The Company recorded no tax provision in the first quarter of 1997 due to recognition of certain charges for tax purposes which were previously recorded for financial reporting purposes. The Company recorded no tax benefit in the first quarter of 1996. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carry forwards and tax credits is subject to substantial annual limitations.

NET INCOME

The Company generated net income of $3.6 million in the first quarter of 1997 compared to a net loss of $6.4 million in the first quarter of 1996.

In the fourth quarter of 1996, the Company decided to discontinue all its operations. As of March 31, 1997, future charges related to employee salary and severance costs, legal and other costs associated with bankruptcy proceedings, and the windup of the Company's affairs were estimated to be approximately $1.0 million. Future revenue, consisting primarily of technology licensing revenue was estimated to be approximately $0.6 million. The future charges and revenue were included in net income for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES OF DISCONTINUED OPERATIONS

At March 31, 1997, the Company's cash and cash equivalents balance was $3.5 million and working capital was $3.5 million. In addition, at March 31, 1997 approximately $1.7 million was being held in Bankruptcy Court mandated escrow. The amount held in escrow increased to approximately $3.9 million as of May 1, 1997. The amounts held in escrow represent proceeds from the Rockwell Agreement, technology license agreements and the sale of other assets occurring during the phase out period. At March 31, 1997 the Company had no available credit facilities.



CERTAIN RISKS

Actual results may differ materially from those described herein. Factors which may cause such results (including the amount of any liquidating distribution to shareholders) to differ include, but are not limited to the following: (i) the outcome of pending claims filed with the Bankruptcy Court by certain creditors of the Company (ii) the amount, if any, received by the Company from the sale of its remaining assets and technology (iii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iv) the costs associated with winding up the affairs of the Company.

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                                     PART II



Item 1.       Legal Proceedings

              On March 20, 1997, the Bankruptcy Court approved the Plan. The Plan subsequently became effective upon the consummation of the Rockwell Agreement.


Item 4.       Submission of Matters to a Vote of Security Holders

              On February 14, 1997, a ballot was mailed to all security holders of the Company, as well as certain of the Company's creditors, soliciting their vote on or before March 11, 1997 to accept or reject the Plan. Accompanying the ballot was a Disclosure Statement approved by the Bankruptcy Court, the Plan and the Rockwell Agreement. The affirmative vote of more than two-thirds of the holders of outstanding equity and security interest was received which was sufficient to approve the Plan.


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







                                                  WEITEK CORPORATION



Date:         May 13, 1997                        /s/ RICHARD H. BOHNET
              -------------------------           ---------------------
                                                  Richard H. Bohnet
                                                  * Responsible Person

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

27.1          Financial Data Schedule