Form 10-Q
period 1997-06-30
WEITEK CORP
filed 1997-08-14
CIK 719322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number 0-17191

                               WEITEK CORPORATION
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                      94-2709963
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2801 ORCHARD PARKWAY, SAN JOSE, CALIFORNIA, 95134
            -----------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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

                8,654,156 shares of common stock at June 30, 1997

                               WEITEK CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                  JUNE 30, 1997









                                     PART I



                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                     AND RESULTS OF DISCONTINUED OPERATIONS

                               WEITEK CORPORATION
        CONSOLIDATED CONDENSED BALANCE SHEETS OF DISCONTINUED OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               JUNE 30, 1997   DECEMBER 31, 1996
                                                               -------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................       $  7,714        $  2,878
   Accounts receivable, net of allowances of $9 and $484 ...             40             556
   Assets held for sale ....................................             --             595
   Prepaid expenses and other ..............................             --             157
                                                                   --------        --------
                                                                   $  7,754        $  4,186
                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................       $    141        $    211
   Accrued compensation and employee benefits ..............             --             417
   Other current liabilities ...............................            556             691
                                                                   --------        --------
     Total current liabilities .............................            697           1,319
                                                                   --------        --------
Shareholders' equity:
   Preferred stock, 1,000,000 shares authorized, no par
     value, no shares outstanding ..........................             --              --
   Common stock, 50,000,000 shares authorized, no par value,
     8,654,156 shares outstanding ..........................         23,141          23,141
   Accumulated deficit .....................................        (16,084)        (20,274)
                                                                   --------        --------
         Total shareholders' equity ........................          7,057           2,867
                                                                   --------        --------
                                                                   $  7,754        $  4,186
                                                                   ========        ========



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF DISCONTINUED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           -----------------------------   ----------------------------
                                                           JUNE 30, 1997   JUNE 29, 1996   JUNE 30, 1997   JUNE 29, 1996
                                                           -------------   -------------   -------------   -------------
Net revenue ..........................................         $   630         $ 3,240         $ 4,834         $ 4,200
Cost of revenue ......................................              --           2,095              83           6,130
                                                               -------         -------         -------         -------
Gross margin .........................................             630           1,145           4,751          (1,930)
Research and development .............................              --             437              --           2,317
Sales and marketing ..................................              --             224              --             784
General and administrative ...........................             127             344             964             844
Severance costs ......................................              --              --              --             410
                                                               -------         -------         -------         -------
Income (loss) from discontinued operations ...........             503             140           3,787          (6,285)
Interest and other income (net) ......................             121              65             403             125
                                                               -------         -------         -------         -------
Income (loss) from discontinued operations
   before income taxes ...............................             624             205           4,190          (6,160)
Provision for Income taxes ...........................              --              --              --              --
                                                               -------         -------         -------         -------
Net income (loss) from discontinued operations .......         $   624         $   205         $ 4,190         $(6,160)
                                                               =======         =======         =======         =======
Earnings (loss) per share from discontinued operations             .07             .02             .48            (.71)
                                                               =======         =======         =======         =======
Weighted average common shares .......................           8,654           8,675           8,654           8,648
                                                               =======         =======         =======         =======



     See accompanying notes to consolidated condensed financial statements.

                               WEITEK CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          SIX MONTHS ENDED
                                                                                   ------------------------------
                                                                                   JUNE 30, 1997    JUNE 29, 1996
                                                                                   -------------    -------------
Cash flows from discontinued operating activities:
   Net income (loss) from discontinued operations ...........................         $ 4,190          $(6,160)
   Adjustments to reconcile net income (loss) from discontinued operations to net cash used by discontinued operating activities:
     Depreciation and amortization ..........................................              --              678
     Changes in assets and liabilities:
       Accounts receivable ..................................................             515            1,288
       Inventories ..........................................................              --            1,730
       Prepaid expenses and other assets ....................................             157               89
       Accounts payable .....................................................             (70)          (1,000)
       Accrued compensation and employee benefits ...........................            (417)            (270)
       Other liabilities ....................................................            (134)           1,846
                                                                                      -------          -------
     Net cash provided (used) by discontinued operations ....................           4,241           (1,799)
                                                                                      -------          -------
Cash flows from investing activities:
   Proceeds from (purchase of) equipment and
     leasehold improvements .................................................             595             (362)
                                                                                      -------          -------
     Net cash provided (used) by investing activities .......................             595             (362)
                                                                                      -------          -------
Cash flows from financing activities:
   Issuance of capital stock ................................................              --               45
                                                                                      -------          -------
     Net cash provided by financing activities ..............................              --               45
                                                                                      -------          -------
Net increase (decrease) in cash and cash equivalents ........................           4,836           (2,116)
Cash and cash equivalents at beginning of period ............................           2,878            6,028
                                                                                      -------          -------
Cash and cash equivalents at end of period ..................................         $ 7,714          $ 3,912
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

Note 2 - Discontinued Operations:

As of June 30, 1997, the Company estimated that all future costs expected to be incurred as a direct result of the discontinuance of its operations would amount to approximately $556,000. The costs to be incurred are included in the financial statements for the quarter ended June 30, 1997. The future costs to be incurred as a direct result of the discontinuance of the Company's operations consist of the following (in thousands):


                                                                        QUARTER ENDED
                                                                         JUNE 30, 1997
                                                                        --------------
Administrative costs .................................................      $455
Legal and professional fees associated with the bankruptcy proceedings        66
Other legal and professional costs ...................................        35
                                                                            ----
                                                                            $556
                                                                            ====


Note 3 - Consolidated Condensed Balance Sheet Detail:

                                                                                     (IN THOUSANDS)
                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   1997        1996
                                                                                   -----      -----
Assets held for sale, net book value:
   Machinery and equipment ..................................................      $  --      $ 438
   Furniture and fixtures ...................................................         --        343
   Leasehold improvements ...................................................         --        159
                                                                                   -----      -----
                                                                                      --        940
   Valuation allowance ......................................................      $  --       (345)
                                                                                   -----      -----
                                                                                   $  --      $ 595
                                                                                   =====      =====

Other current liabilities:
   Legal and professional costs .............................................      $ 101      $ 691
   Administrative costs .....................................................        455         --
                                                                                   -----      -----
                                                                                   $ 556      $ 691
                                                                                   =====      =====


Note 4 - Earnings (Loss) per Share:

Earnings (loss) per share is computed using the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of SFAS 128 would have no effect on earnings per share data for the three and six months ended June 30, 1997 and 1996.

                               WEITEK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS



RESULTS OF DISCONTINUED OPERATIONS

When used in the following report, the words "projects", "expects", "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the following factors and those factors set forth elsewhere in this Form 10-Q. A number of factors may impact the outcome of actual results, but in particular,
(i) the outcome of a pending employment claim against the Company and any other claims which may be filed against the Company prior to its dissolution, (ii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iii) the administrative and other costs associated with winding up the affairs of the Company.


OVERVIEW

On December 11, 1996 the Company filed a voluntary plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, Northern District of California, San Jose Division (the "Bankruptcy Court"). The Company filed the Plan in connection with the signing of an asset purchase agreement (the "Rockwell Agreement") with Rockwell Semiconductor Systems, Inc. ("Rockwell"). Under the terms of the Rockwell Agreement, Rockwell agreed to pay approximately $3,124,000 to acquire certain of the Company's assets and a non-exclusive license to certain of the Company's technology. The Plan, which includes the Rockwell Agreement as well as the disposition of all other remaining assets and technology of the Company, was approved by the Bankruptcy Court on March 20, 1997 and the Rockwell Agreement was closed on April 1, 1997.

Pursuant to the approved Plan, the Company has sold substantially all of its remaining assets and technology. Upon resolution of the outstanding claim against the Company described below, the Company intends to wind up its affairs and make a liquidating distribution to its shareholders.

The amount of the liquidating distribution to shareholders is estimated to be between $0.65 and $0.80 per share. The actual amount of the liquidating distribution may vary depending on several factors including, but not limited to the following: (i) the outcome of a pending employment claim against the Company and any other claims which may be filed against the company prior to its dissolution, (ii) additional claims of which the Company is not currently aware and which the Company may have to satisfy prior to any liquidating distribution to shareholders and (iii) the administrative and other costs associated with winding up the affairs of the Company.

A former employee of the Company is currently pursuing a claim against the Company for alleged damages arising from her alleged job-related disability. The former employee is seeking in excess of $600,000 in damages. Although the Company's insurance policy will provide coverage for this claim up to $1 million, the outcome of any litigation matter is inherently uncertain and there can be no assurance that the Company will not be obligated to pay the portion of a judgment which exceeds the Company's insurance policy limits. The Company has filed motions with the Bankruptcy Court seeking a determination that this plaintiff's damages, if any, will not exceed the limit of the Company's insurance coverage. Unless and until such a determination is made (or the claim is tried or settled), the Company's ability to make liquidating distributions to its shareholders may be impaired.


NET REVENUE

Net revenue in the second quarter and first half of 1997 was $0.6 million and $4.8 million compared to $3.2 million and $4.2 million in the comparable periods of 1996. Approximately 63% of the net revenue in the first half of 1997 was derived from recognition of proceeds received under the terms of the Rockwell Agreement with another 33% derived from technology licensing agreements. As of June 30, 1997, the Company had disposed of substantially all of its assets and technology, and does not anticipate having material revenues in any future period.

EXPENSES

In the fourth quarter of 1996, the Company decided to discontinue all its operations. Expenses incurred in both the second quarter and first half of 1997 consist of expenses incurred by the Company in connection with winding-up its affairs and disposing of its assets. Expenses for the first half of 1997 include $0.6 million in estimated costs to be incurred during the phase out period and a reduction of expenses of $0.7 million resulting from the elimination of a previously recorded liability which has been assumed by the Company's insurance carrier. Expenses for the first half of 1996 included severance costs of approximately $0.4 million and costs related to the relocation of the Company's headquarters of approximately $0.2 million. As of June 30, 1997, future charges related to legal and other costs associated with bankruptcy proceedings, and the windup of the Company's affairs were estimated to be approximately $556,000. The future charges were included in net income for the second quarter of 1997.

Research and development expenses: There were no research and development expenses in the second quarter or the first half of 1997. Research and development expenses were $0.4 million in the second quarter and $2.3 million in the first half of 1996. No employees were involved in research and development activities in the first half of 1997.

Sales and marketing expenses: There were no sales and marketing expenses in the second quarter or first half of 1997. Sales and marketing expenses were $0.2 million in the second quarter and $0.8 million in the first half of 1996. No employees were involved in sales and marketing activities in the first half of 1997.

PROVISION FOR INCOME TAXES

The Company recorded no tax provision in the first half of 1997 due to recognition of certain charges for tax purposes which were previously recorded for financial reporting purposes. The Company recorded no tax benefit in the first half of 1996. The Company has exhausted its ability to carry back losses against prior years' income; however, the Company has the ability to carry forward certain tax attributes to offset future regular federal and state income taxes payable. In the event of a change in control as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carry forwards and tax credits is subject to substantial annual limitations.


LIQUIDITY AND CAPITAL RESOURCES OF DISCONTINUED OPERATIONS

At June 30, 1997, the Company's cash and cash equivalents balance was $7.7 million and working capital was $7.7 million. At June 30, 1997 the Company had no available credit facilities.

                               WEITEK CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                  June 30, 1997

                                     PART II



Item 1. Legal Proceedings

   See "Results of Discontinued Operations" for a description of a pending employment claim against the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     27.1 Financial Data Schedule

   (b) Report on Form 8-K

     None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   WEITEK CORPORATION



Date: August 13, 1997              /s/ Richard H. Bohnet
      ---------------              --------------------------
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

                               INDEX TO EXHIBITS


Exhibit
Number                                  Exhibits
------                                  --------
 27.1                         Financial Data Schedule